Form 10-Q
period 1996-09-30
AMERICAN RESIDENTIAL SERVICES INC
filed 1996-11-14
CIK 1014187

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended SEPTEMBER 30, 1996

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from __________ to _________

                        Commission File Number: 1-11849

                       AMERICAN RESIDENTIAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      76-0484996
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5850 SAN FELIPE, SUITE 500, HOUSTON, TEXAS         77057-8003
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:          (713) 599-0100

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [ ]    No [X*]

           * The Registrant became subject to the reporting requirements of
Section 13 of the Securities Exchange Act of 1934 on September 24, 1996.

        The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 11, 1996 was 9,279,622.

                       AMERICAN RESIDENTIAL SERVICES, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                                                 PAGE
Part I - Financial Information.....................................................................1

   Item 1 - Financial Statements ..................................................................1

     General Information...........................................................................1

     Consolidated Balance Sheets as of December 31, 1995 and September 30, 1996 (unaudited) .......2

     Consolidated Statements of Operations for the Three Months and Nine Months
         Ended September 30, 1995 and 1996 (unaudited) ............................................3

     Pro Forma Combined Statements of Operations for the Three Months and Nine
         Months Ended September 30, 1995 and 1996 (unaudited) .....................................4

     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1995
         and 1996 (unaudited)......................................................................5

     Notes to Consolidated Financial Statements....................................................6

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations.............................................................................8

Part II - Other Information.......................................................................12

   Item 1 - Legal Proceedings.....................................................................12

   Item 4  - Submission of Matters to a Vote of Security Holders..................................12

   Item 6 - Exhibits and Reports on Form 8-K......................................................13

Signature.........................................................................................17

                       AMERICAN RESIDENTIAL SERVICES, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL INFORMATION

        On September 27, 1996, American Residential Services, Inc. ("ARS" or the "Company") acquired simultaneously with the closing of its initial public offering (the "Offering") of its common stock, par value $.001 per share (the "Common Stock"), seven established businesses: General Heating & Engineering Company, Inc., Atlas Services, Inc. ("Atlas"), Services Enterprises, Inc. (doing business as "Crown Services"), Florida Heating and Air Conditioning, Inc., DIAL ONE Meridian and Hoosier, Inc., Adcot, Inc. (doing business as "A-ABC Appliances"), and Climatic Corporation of Vero Beach (collectively, the "Founding Companies"). Service Enterprises, Inc. and Adcot, Inc. were acquired through the acquisition of Enterprises Holding Company ("EHC"), an affiliate of ARS. The consideration for acquisitions of the Founding Companies consisted of a combination of cash and Common Stock. For financial statement presentation purposes, Atlas has been identified as the accounting acquiror. The acquisitions of ARS and the remaining Founding Companies are being accounted for using the purchase method of accounting. Unless the context otherwise requires, all references herein to the Company include ARS and the Founding Companies.

        September 30, 1996 has been used as the effective date of the acquisitions for accounting purposes because management has determined that effective control of the operations of the Founding Companies transferred to ARS on that date. The accompanying statements of operations for the three and nine months ended September 30, 1995 and 1996 reflect (1) the Company on a historical basis with Atlas as the accounting acquiror, with the results of operations of all purchased companies included from the effective date of acquisition, and (2) the pro forma combined results of the Company on a historical basis adjusted for the effects of the acquisition of the Founding Companies (including those acquired through the acquisition of EHC), the Offering and certain assumptions that management deems reasonable and appropriate.

        The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 1995 and 1996.

        Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of ARS and each of the Founding Companies and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-06195), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,   September 30,
                                                                       1995            1996
                                                                  -------------  ---------------
                                                                                  (UNAUDITED)
                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents............................         $     241,263  $     2,376,090
    Accounts receivable..................................
       Trade, net........................................             2,163,990       14,155,657
       Shareholder and affiliate.........................               211,939           -
       Other receivables.................................                 -              416,097
    Inventories..........................................               531,819        5,345,255
    Costs and estimated earnings in excess of billings
       on uncompleted contracts..........................               254,039          469,894
    Prepaid expenses and other current assets............               146,283          741,540
                                                                  -------------  ---------------
         Total current assets............................             3,549,333       23,504,533
PROPERTY AND EQUIPMENT, net..............................             3,136,363       13,041,445
GOODWILL, net............................................                49,194       60,973,453
OTHER NONCURRENT ASSETS..................................               357,122        1,132,322
NET ASSETS OF DISCONTINUED OPERATIONS....................                 -               77,793
                                                                  -------------  ---------------

         Total assets....................................         $   7,092,012  $    98,729,546
                                                                  =============  ===============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term obligations..........         $     596,941  $       294,671
    Short-term debt......................................               209,948           -
    Accounts payable and accrued liabilities.............             2,391,955       14,908,477
    Unearned revenue on service and warranty contracts...               162,755        1,833,801
    Current billings in excess of cost and estimated
       earnings on uncompleted contracts.................               475,731        1,793,152
    Deferred income taxes................................                 -              301,937
                                                                  -------------  ---------------
         Total current liabilities.......................             3,837,330       19,132,038
LONG-TERM OBLIGATIONS, net of current maturities.........             1,564,309        7,608,563
UNEARNED REVENUE ON SERVICE AND WARRANTY CONTRACTS,
       NONCURRENT........................................                 -              612,942
DEFERRED INCOME TAXES, net of current portion............               187,237          262,367
OTHER NONCURRENT LIABILITIES.............................                 -               20,000


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common Stock, $1 par value, 100,000 shares authorized,
       24,303 issued and outstanding, and $.001 par value,
       50,000,000 shares authorized, 8,449,622 shares
       issued and outstanding............................                24,303            8,450
    Additional paid-in capital...........................               105,040       81,578,718
    Retained earnings (deficit) .........................             1,373,793      (10,493,532)
                                                                  -------------  ---------------
       Total stockholders' equity........................             1,503,136       71,093,636
                                                                  -------------  ---------------

         Total liabilities and stockholders' equity......         $   7,092,012  $    98,729,546
                                                                  =============  ===============

--------------
For financial statement presentation purposes, Atlas Services, Inc. has been identified as the accounting acquiror. The effective date of the acquisitions for accounting purposes is September 30, 1996.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                             ------------------------------        --------------------------------
                                                                 1995              1996                1995                1996
                                                             -----------        -----------        ------------        ------------
REVENUES .............................................       $ 5,609,303        $ 9,233,483        $ 15,963,449        $ 23,325,855
COST OF SERVICES .....................................         4,537,755          7,219,742          12,947,027          18,576,719
                                                             -----------        -----------        ------------        ------------
    Gross profit .....................................         1,071,548          2,013,741           3,016,422           4,749,136

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSE* .........................................           732,732          4,587,042           2,171,958           6,855,015
                                                             -----------        -----------        ------------        ------------
    Operating income (loss) ..........................           338,816         (2,573,301)            844,464          (2,105,879)
OTHER INCOME (EXPENSE):
    Interest expense* ................................           (26,789)        (4,334,535)           (107,445)         (4,430,985)
    Interest income ..................................             6,250               --                12,272               4,308
    Other ............................................            (8,962)           118,686              29,289             162,926
                                                             -----------        -----------        ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)...........           309,315         (6,789,150)            778,580          (6,369,630)

PROVISION (BENEFIT) FOR INCOME TAXES .................           119,395            (36,342)            308,617             113,858
                                                             -----------        -----------        ------------        ------------
NET INCOME (LOSS) ....................................       $   189,920        $(6,752,808)       $    469,963        $ (6,483,488)
                                                             ===========        ===========        ============        ============

--------------
*Includes the consideration paid by ARS for Enterprises Holding Company, an affiliate of ARS.

For financial statement presentation purposes, Atlas Services, Inc. has been identified as the accounting acquiror. The effective date of the acquisitions for accounting purposes is September 30, 1996.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                   PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                                     -------------------------           --------------------------
                                                                      1995              1996               1995              1996
                                                                     -------           -------           -------           --------
REVENUES .................................................           $30,869           $36,725           $84,725           $ 98,261
COST OF SERVICES .........................................            22,827            26,526            63,193             72,020
                                                                     -------           -------           -------           --------
    Gross profit .........................................             8,042            10,199            21,532             26,241

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSE ..............................................             5,814             7,869            17,003             21,047
                                                                     -------           -------           -------           --------
    Operating income .....................................             2,228             2,330             4,529              5,194
OTHER INCOME (EXPENSE):
    Interest expense .....................................              --                --                --                 (125)
    Interest income ......................................               128              --                 252                 52
    Other ................................................                38               224               114                313
                                                                     -------           -------           -------           --------
INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES .........................................             2,394             2,554             4,895              5,434

PROVISION FOR INCOME TAXES ...............................             1,124             1,133             2,268              2,492
                                                                     -------           -------           -------           --------
INCOME FROM CONTINUING OPERATIONS ........................           $ 1,270           $ 1,421           $ 2,627           $  2,942
                                                                     =======           =======           =======           ========
WEIGHTED AVERAGE SHARES
OUTSTANDING ..............................................             9,080             9,080             9,080              9,080
                                                                     =======           =======           =======           ========
EARNINGS PER SHARE .......................................           $   .14           $   .16           $   .29           $    .32
                                                                     =======           =======           =======           ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    PRO FORMA COMBINED FINANCIAL STATEMENTS.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      FOR THE NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                  ---------------------------------
                                                                                                    1995                    1996
                                                                                                  ---------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................................           $ 469,963            $ (6,483,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
    Depreciation and amortization .....................................................             347,041                 511,226
    Compensation and financing fees on purchase of Enterprises
      Holding Company .................................................................                --                 6,275,790
    Deferred tax expense ..............................................................              12,941                  42,345
    Changes in operating assets and liabilities-
        (Increase) decrease in -
           Accounts receivable, net ...................................................            (850,898)             (1,879,738)
           Cost and estimated earnings in excess of billings ..........................             506,909                (196,287)
           Inventory ..................................................................             (98,348)               (333,153)
           Prepaid and other current assets ...........................................             (14,968)               (260,708)
        Increase (decrease) in -
           Accounts payable and accrued liabilities ...................................            (105,941)              1,085,011
           Deferred revenue ...........................................................             364,723                 295,058
    Other, net ........................................................................              18,216                  43,037
                                                                                                  ---------            ------------
        Net cash provided by (used in) operating activities ...........................             649,638                (900,907)
                                                                                                  ---------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ...............................................            (206,586)               (828,203)
    Proceeds from sales of property and equipment .....................................                --                   136,998
    Cash paid for business acquisitions, net of cash acquired .........................                --               (28,467,699)
                                                                                                  ---------            ------------
        Net cash used in investing activities .........................................            (206,586)            (29,158,904)
                                                                                                  ---------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term obligations .......................................            (965,355)            (21,722,606)
    Proceeds from long-term obligations ...............................................             647,755               7,048,616
    Issuances of Common Stock, net of offering costs ..................................              79,078              52,724,965
    Distribution to Founding Company stockholders .....................................                --                (5,383,837)
    Other, net ........................................................................                --                  (472,500)
                                                                                                  ---------            ------------

        Net cash provided by (used in) investing activities ...........................            (238,522)             32,194,638
                                                                                                  ---------            ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................................             204,530               2,134,827
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................................              73,406                 241,263
                                                                                                  ---------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................           $ 277,936            $  2,376,090
                                                                                                  =========            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest ......................................................................           $ 132,773            $    165,147
        Income taxes ..................................................................             188,813                 473,234

---------------
For financial statement presentation purposes, Atlas Services, Inc. has been identified as the accounting acquiror. The effective date of the acquisitions for accounting purposes is September 30, 1996.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

 1.     BASIS OF PRESENTATION

        In October 1995, ARS was founded to create a leading national provider of (i) comprehensive maintenance, repair and replacement services for heating, ventilation and air conditioning ("HVAC") systems, plumbing, electrical and other systems in homes and small commercial buildings and (ii) new installation services of those systems in homes and small commercial facilities under construction. On September 27, 1996, ARS acquired in separate transactions the Founding Companies (including those acquired through the acquisition of EHC) in exchange for consideration consisting of a combination of cash and shares of its Common Stock. The closing of the Offering also occurred on that date.

        For financial statement presentation purposes, Atlas, one of the Founding Companies, has been identified as the accounting acquiror. The acquisition of the Founding Companies was accounted for using the purchase method of accounting, with the results of operations included from September 30, 1996, the effective closing date of the acquisitions for accounting purposes. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. Also, the purchase price is based on preliminary estimates of value assigned to the Company's Common Stock issued in such transactions which carry certain restrictions regarding disposition by the holders, and such value may be revised as additional information becomes available.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 3 of Notes to Unaudited Pro Forma Combined Financial Statements and Note 2 of Notes to Financial Statements of ARS and each of the Founding Companies included in the Registration Statement.

3.      LONG-TERM DEBT

        On September 17, 1996, the Company entered into a credit facility with NationsBank of Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of up to $55 million, which may be used for general corporate purposes, including the refinancing of Founding Company indebtedness, future acquisitions, capital expenditures and working capital. Loans under the Credit Facility bear interest at a designated variable base rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest-bearing debt to its trailing earnings before interest, taxes, depreciation and amortization. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 175 basis points, depending on the same ratio. Commitment fees of 25 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a sublimit for standby letters of credit of up to $5.0 million. The Credit Facility also prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), will not permit the Company to incur or assume other indebtedness in excess of any amount equal to 5% of its consolidated net worth and will require the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. As of September 30, 1996, the Company had $6.3 million in outstanding borrowings under the Credit Facility, bearing interest at a weighted average rate of approximately 8.25% (the prime rate).

4.      CAPITAL STOCK

        On September 27, 1996, ARS completed the Offering, which involved the sale by ARS of 4,200,000 shares of Common Stock at a price to the public of $15.00 per share. The net proceeds to ARS from the Offering (after deducting underwriting discounts and commissions and offering expenses) were approximately $52.2 million. Of this amount, $34.8 million was used to pay the cash portion of the purchase prices relating to the acquisitions for the Founding Companies. On October 7, 1996, ARS sold an additional 630,000 shares of Common Stock at $15.00 per share (which represents net proceeds to the Company of $8.8 million after underwriting discounts and commissions) pursuant to an overallotment option granted by ARS to the underwriters in connection with the Offering.

5.      PRO FORMA EARNINGS PER SHARE

        The computation of pro forma net income per share for the three and nine months ended September 30, 1995 and 1996 is based on 9,079,622 weighted average shares of Common Stock outstanding, which includes (i) 422,480 shares issued to the founders of ARS, (ii) 844,962 shares issued on conversion of part of an ARS convertible note, (iii) 2,805,053 shares issued as consideration in the acquisitions of the Founding Companies, (iv) 137,140 shares issued in exchange for $2.1 million of preferred stock of Enterprises Holding Company, the predecessor owner of two of the Founding Companies, (v) 39,987 shares awarded under the Company's 1996 Incentive Plan to certain employees and consultants of the Company, (vi) 4,200,000 shares sold in the Offering and (vii) 630,000 shares sold pursuant to the overallotment option.

6.      INCOME TAXES

        The Company files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to the respective dates of acquisition. Acquired companies each file a "short period" federal income tax return through their respective acquisition dates.

 7.      SUBSEQUENT EVENTS

        Subsequent to September 30, 1996, the Company acquired the business operations of two companies for an aggregate of approximately $3,565,000 in cash and 200,000 shares of Common Stock. These companies provide residential air conditioning and heating services in Houston, Texas and residential plumbing repair, maintenance and replacement services in Indianapolis, Indiana. The pro forma effects of these acquisitions are not reflected in the Unaudited Pro Forma Combined Statements of Income presented in this Quarterly Report on Form 10-Q.

                       AMERICAN RESIDENTIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The following discussion should be read in conjunction with the Pro Forma Combined Financial Statements of the Company and related notes thereto, the Financial Statements of ARS and each of the Founding Companies and related notes thereto, and the management's discussion and analysis related thereto, all of which are included in the Registration Statement, and the financial statements and notes thereto contained herein. Statements regarding future financial performance and results and the other statements that are not historical facts contained in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the availability of attractive acquisition opportunities, successful integration and profitable management of acquired businesses, improvement of operating efficiencies, availability of working capital and funding for future acquisitions, ability to grow internally through expansion of services and customer bases and reduction of overhead, cyclical nature of the homebuilding industry, and level and nature of competition from other residential services providers and other factors discussed in the Registration Statement.

        The pro forma financial information and the following discussion for the three and nine months ended September 30, 1995 and 1996 include the results of Atlas combined with the results of the other Founding Companies and ARS. The pro forma combined financial data discussed below include the effects of (i) the acquisition of the Founding Companies on a historical basis, (ii) the Offering,
(iii) certain reductions in salaries and benefits to the former owners of the Founding Companies, to which they have agreed prospectively, (iv) the disribution of assets to and the assumption of certain leases by the former owners of certain of the Founding Companies, and (v) the amortization of goodwill resulting from the acquisition of the Founding Companies.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

        The following table sets forth various items as a percentage of the Company's pro forma revenues:

                                                  FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                 --------------------   ----------------------
                                                    1995         1996        1995         1996
                                                 ---------    -------   ---------    ---------
Revenues.....................................        100.0%     100.0%      100.0%       100.0%
Cost of services.............................         73.9       72.2        74.6         73.3
                                                 ---------    -------   ---------    ---------
    Gross  profit............................         26.1       27.8        25.4         26.7
Selling, general and administrative expenses.         17.6       18.2        18.7         18.6
Corporate overhead...........................          -          2.1         -            1.6
Goodwill amortization........................          1.3        1.2         1.4          1.2
                                                 ---------    -------   ---------    ---------
    Adjusted operating income                          7.2%       6.3%        5.3%         5.3%
                                                 =========    =======   =========    =========

        Pro forma revenues increased by 18.8% from $30.9 million for the three months ended September 30, 1995 to $36.7 million for the three months ended September 30, 1996. Pro forma revenues increased 16.1% from $84.7 million for the nine months ended September 30, 1995 to $98.3 million for the nine months ended September 30, 1996. For the three and nine months ended September 30, 1996, approximately $1.5 million and $3.5 million, respectively, of the increases resulted from the inclusion of revenues from companies acquired by certain Founding Companies in transactions accounted for as purchases during 1996. The remainder of the increase was primarily attributable to the addition of several large new installation projects at the Company's Virginia and South Carolina locations and increased demand for plumbing and HVAC residential services at the Company's Houston locations.

        Pro forma cost of services increased 16.2% and 14.0% to $26.5 million and $72.0 million for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in the prior year, in relation to the higher level of revenues. Pro forma gross profit, as a percentage of pro forma revenues, increased from 26.1% for the three months ended September 30, 1995 to 27.8% for the three months ended September 30, 1996 and 25.4% for the nine months ended September 30, 1995 to 26.7% for the nine months ended September 30, 1996. The improvement in pro forma gross profit was attributable to the improvements in equipment purchasing resulting from the increase in services.

        Selling, general and administrative expenses increased $2.1 million and $4.0 million to $7.9 million and $21.0 million, respectively, for the three and nine months ended September 30, 1996, as compared to the corresponding periods in the prior year. The increases were due to the addition of companies acquired in purchase transactions subsequent to September 30, 1995, coupled with the addition of ARS' corporate personnel and administrative infrastructure.

 LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1996, net cash used in operating activities was $0.9 million, capital expenditures totaled $0.8 million and net repayment of debt amounted to $14.7 million. The Company anticipates capital expenditures (exclusive of acquisitions) of approximately $0.5 million during the remainder of 1996, primarily for computer equipment, leasehold improvements and furniture and fixtures.

        On September 27, 1996, ARS completed the Offering, which involved the issuance of 4,200,000 shares of Common Stock at a price of $15.00 per share (before deducting underwriting discounts and commissions). On October 7, 1996, ARS sold an additional 630,000 shares of Common Stock at a price of $15.00 per share (before deducting underwriting discounts and commissions) pursuant to an overallotment option granted by the Company in connection with the Offering. The proceeds from these transactions, net of underwriting discounts and commissions of $1.05 per share and after deducting estimated expenses of the Offering, were approximately $61.0 million. Of this amount, $34.8 million was used to fund the cash portion of the purchase prices relating to the acquisitions of the Founding Companies. The Company estimates that additional aggregate payments to the former owners of the Founding Companies of $3.5 million, representing working capital adjustments based on the September 30, 1996 balance sheets of the Founding Companies, will be required pursuant to the agreements relating to the acquisitions. At September 30, 1996, approximately $3.0 million of these working capital adjustments have been paid. The remaining balance will be paid in the fourth quarter.

        On September 17, 1996, the Company entered into a credit facility with NationsBank of Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of up to $55 million, which may be used for general corporate purposes, including the refinancing of Founding Company indebtedness, future acquisitions, capital expenditures and working capital. Loans under the Credit Facility bear interest at a designated variable base rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest-bearing debt to its trailing earnings before interest, taxes, depreciation and amortization. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 175 basis points, depending on the same ratio. Commitment fees of 25 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a sublimit for standby letters of credit of up to $5.0 million. The Credit Facility also prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), will not permit the Company to incur or assume other indebtedness in excess of any amount equal to 5% of its consolidated net worth and will require the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. As of September 30, 1996, the Company had $6.3 million in outstanding borrowings under the Credit Facility, bearing interest at a weighted average rate of approximately 8.25% (the prime rate).

        On October 31, 1996, the Company acquired the business operations of two companies for an aggregate of approximately $3,565,000 in cash and 200,000 shares of Common Stock. These companies provide residential air conditioning and heating services in Houston, Texas, and residential plumbing repair, maintenance and replacement services in Indianapolis, Indiana. Funding of the cash portion of the acquisitions was provided by borrowings under the Credit Facility. The Company intends to continue pursuing attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of working capital, cash flow from operations and borrowings, including the unborrowed portion of the Credit Facility, as well as issuances of additional equity.

        During the fourth quarter of 1996, the Company intends to register 5,000,000 additional shares of Common Stock under the Securities Act of 1933, as amended, for its use in connection with future acquisitions. After their issuance, those registered shares generally will be freely tradeable by persons not affiliated with the Company unless the Company contractually restricts the resale.

SEASONALITY

        The Founding Companies have in the past experienced, and the Company expects that it will in the future experience, quarterly fluctuations in revenues, operating income and cash flows as a result of changes in weather conditions. Except in Florida and South Carolina, the demand for new installations is lower in the winter months because new construction activity is lower as a result of colder weather. Demand for HVAC services is generally higher in the second and third quarters.

                       AMERICAN RESIDENTIAL SERVICES, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Subsidiaries of ARS are named defendants in lawsuits arising in the ordinary course of business. While the outcome of such lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Prior to the closing of the Offering, the stockholders of the Company approved a number of matters during the period covered by this Quarterly Report on Form 10-Q. On July 23, 1996, the stockholders unanimously approved by written consent (i) the amendment and restatement of the Company's Certificate of Incorporation to, among other things, (A) increase the number of authorized shares of capital stock to 60,000,000 shares, consisting of 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, and (B) change the par value of both Common Stock and Preferred Stock to $.001 per share; (ii) the amendment and restatement of the Company's Bylaws; (iii) the form, term and provisions of indemnification agreements to be entered into by the Company and each of the current and future directors of the Company; (iv) ratify all acts previously taken by the directors and officers of the Company in connection with the 333-for-1 stock split of the Company's Common Stock in February 1996 and the 1.348414-for-one stock split of the Company's Common Stock in June 1996; (v) the adoption of the Company's Deferred Compensation Plan, Executive Supplemental Life Insurance Plan and Executive Supplemental Disability Plan; and (vi) the grant of Common Stock having a value of $600,000 pursuant to the Company's 1996 Incentive Plan to certain employees and consultants of the Company in consideration of services performed. On August 15, 1996, the Annual Meeting of the Stockholders for 1996 was held, at which the stockholders unanimously elected the following directors of the Company (who were then the only directors of the Company continuing after the meeting): C. Clifford Wright, Jr., Howard S. Hoover, Jr. and William P. McCaughey. On September 24, 1996, the stockholders unanimously approved by written consent an amendment to the Company's Restated Certificate of Incorporation electing a one-for-.940898 reverse stock split of the Company's Common Stock. The Company's first Annual Meeting of the Stockholders as a public company will be held in 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------
2.1 Agreement and Plan of Reorganization dated as of June 13, 1996 by and among the Company, ARS Climatic, Inc., Climatic Corporation of Vero Beach and the stockholders named therein. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

2.2 Agreement and Plan of Reorganization dated as of June 13, 1996 by and among the Company, ARS FHAC Inc., Florida Heating and Air Conditioning, Inc. and the stockholders named therein. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

2.3 Agreement and Plan of Reorganization dated as of June 13, 1996 by and among the Company, ARS Atlas, Inc., Atlas Services, Inc. and the stockholders named therein. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

2.4 Agreement and Plan of Reorganization dated as of June 13, 1996 by and among the Company, ARS DIAL Inc., DIAL ONE Meridian and Hoosier, Inc. and the stockholders named therein. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

2.5 Agreement and Plan of Reorganization dated as of June 13, 1996 by and among the Company, ARS Bullseye Inc., Bullseye Air Conditioning, Inc. and the stockholders named therein. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

2.6 Agreement and Plan of Reorganization dated as of June 13, 1996 by and among the Company, ARS Duct Inc., Florida Heating and Air Conditioning Duct, Inc. and the stockholders named therein. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

2.7 Agreement and Plan of Reorganization dated as of June 13, 1996 by and among the Company, ARS Services Inc., Florida Heating and Air Conditioning Service, Inc. and the stockholders named therein. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

2.8 Agreement and Plan of Reorganization dated as of June 13, 1996 by and among the Company, ARS General Inc., General Heating Engineering Company, Inc. and the stockholders named therein. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

2.9 Agreement and Plan of Reorganization dated as of June 13, 1996 by and among the Company, ARS Acquisition Inc., Enterprises Holding Company and the stockholders named therein. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

2.10 Form of Uniform Provisions for the Acquisition of Founding Companies. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

EXHIBIT
  NO.                       DESCRIPTION
-------                     -----------
3.1 Restated Certificate of Incorporation of the Company. (Filed under the identical exhibit number to the Company's Amendment No. 2 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

3.2 Bylaws of the Company. (Filed under the identical exhibit number to the Company's Amendment No. 2 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

3.3 Certificate of Designation of Series A Junior Participating Preferred Stock. (Filed under the identical exhibit number to the Company's Amendment No. 2 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

4.1 Form of Certificate representing Common Stock. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

4.2 Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. (Filed as Exhibit No. 4.4 to the Company's Registration Statement on Form S-8 (No. 333-13299) and incorporated herein by reference.)

4.3 Form of Registration Rights Agreement among the Company and the stockholders listed on the signature pages thereto. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

4.4 Stock Registration Agreement dated as of March 19, 1996 between American Residential Services, Inc. and Equus II Incorporated. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

4.5 Stock Piggyback Registration Agreement dated as of March 19, 1996 between Enterprises Holding Company and NationsBank of Texas, N.A. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

4.6 Revolving Loan Agreement dated September 17, 1996 among the Company and NationsBank of Texas, N.A. and the other parties designated therein. (Filed under the identical exhibit number to the Company's Amendment No. 3 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

4.7 Convertible Promissory Note dated as of March 6, 1996 issued by the Company to Equus II Incorporated. (Filed under the identical exhibit number to the Company's Amendment No. 3 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

4.8 Promissory Note dated as of July 22, 1996 issued by the Company to Equus II Incorporated. (Filed under the identical exhibit number to the Company's Amendment No. 3 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

     The Company and certain of its subsidiaries are parties to certain debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
10.1 American Residential Services, Inc. 1996 Incentive Plan. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.2 Employment Agreement dated as of November 1, 1995 between the Company and Howard S. Hoover, Jr., as amended. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.3 Employment Agreement dated as of November 1, 1995 between the Company and
     C. Clifford Wright, Jr., as amended. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.4 Employment Agreement dated as of November 1, 1995 between the Company and William P. McCaughey, as amended. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.5 Employment Agreement dated as of March 6, 1996 between the Company and John
     D. Held, as amended. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.6 Employment Agreement dated as of March 6, 1996 between the Company and A. Jefferson Walker III. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

10.7 Employment Agreement dated as of April 5, 1996 between the Company and Michael Mamaux. (Filed under the identical exhibit number to the Company's Registration Statement No. 333-06195 and incorporated herein by reference.)

10.8 Employment Agreement dated as of June 13, 1996 between the Company and Elliot Sokolow. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.9 Employment Agreement dated as of June 13, 1996 between the Company and Howard W. Hauser. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.10 Employment Agreement dated as of June 13, 1996 between the Company and Gorden H. Timmons. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.11 Employment Agreement dated as of June 13, 1996 between the Company and Gary Daymon. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.12 Employment Agreement dated as of June 13, 1996 between the Company and Frank N. Menditch. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.13 Employment Agreement dated as of June 13, 1996 between the Company and Howard C. Menditch. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------
10.14 Employment Agreement dated as of June 13, 1996 between the Company and Bruce L. Menditch. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.15 Form of Indemnification Agreement between the Company and each of its directors and officers. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.16 Executive Supplemental Disability Plan of American Residential Services, Inc. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.17 Executive Supplemental Life Insurance Plan of American Residential Services, Inc. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

10.18 American Residential Services, Inc. Deferred Compensation Plan. (Filed under the identical exhibit number to the Company's Amendment No. 1 to the Registration Statement No. 333-06195 and incorporated herein by reference.)

+27.1 Financial Data Schedule.
------------
+ Filed herewith

 (b)     Reports.

        No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, American Residential Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN RESIDENTIAL SERVICES, INC.


Dated: November 14, 1996                 By: /s/ Michael Mamaux
                                             Michael Mamaux
                                             Controller
                                             (Chief Accounting Officer)