Form 10-K405
period 1996-12-31
AMERICAN RESIDENTIAL SERVICES INC
filed 1997-03-31
CIK 1014187

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________  TO ______________

                          COMMISSION FILE NO: 1-11849

                      AMERICAN RESIDENTIAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                            76-0484996
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

      POST OAK TOWER, SUITE 725
        5051 WESTHEIMER ROAD
           HOUSTON, TEXAS                         77056-5604
   (ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
              OFFICES)

                                 (713) 599-0100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                         REGISTERED
         -------------------               ------------------------------
  Common Stock, par value $.001 per share     New York Stock Exchange

 Rights to Purchase Series A Junior
    Participating Preferred Stock             New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 26, 1997, there were 11,679,617 shares of common stock, par value $.001 per share, of the Registrant issued and outstanding, 8,568,980 of which, having an aggregate market value of $176,735,213, based on the closing price per share of the common stock of the Registrant reported on the New York Stock Exchange on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement related to the Registrant's 1997 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                                             PAGE
                                                            ------
                           PART I
Item  1.  Business..........................................     1
                 General....................................     1
                 Industry Overview..........................     1
                 Business Strategy..........................     2
                 Organization and Acquisitions..............     4
                 Residential Services Provided..............     5
                 Commercial Maintenance Services............     7
                 Operations.................................     7
                 Sales and Marketing........................     9
                 Hiring, Training and Safety................     9
                 Intellectual Property......................    10
                 Employees..................................    10
                 Sources of Supply..........................    10
                 Seasonality................................    10
                 Competition................................    11
                 Governmental Regulation and Environmental
                   Matters..................................    11
                 Executive Officers.........................    13
Item  2.  Properties........................................    14
Item  3.  Legal Proceedings.................................    14
Item  4.  Submission of Matters to a Vote of Security
            Holders.........................................    15
                          PART II
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.............................    15
Item  6.  Selected Financial Data...........................    17
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operation..............    17
Item  8.  Financial Statements and Supplementary Data.......    29
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............   147
                          PART III
Item 10.  Directors and Executive Officers of the
            Registrant......................................   147
Item 11.  Executive Compensation............................   147
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management..................................   147
Item 13.  Certain Relationships and Related Transactions....   147
                          PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.............................   147

                                      (i)

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

     American Residential Services, Inc. ("ARS") is the largest publicly held company in the United States engaged principally in providing comprehensive maintenance, repair, replacement and new equipment installation services for heating, ventilating and air conditioning ("HVAC"), plumbing, electrical and indoor air quality ("IAQ") systems and major home appliances, primarily in homes and small commercial buildings, including those under construction (collectively, "residential services"). ARS was founded in October 1995 to create the leading national provider of these services. To achieve this goal, ARS has embarked on an aggressive acquisition program and is implementing a national operating strategy designed to enhance internal growth and capitalize on cost efficiencies.

     On September 27, 1996, ARS acquired seven established residential services businesses (together with the common parent of two of these businesses, the "Founding Companies") concurrently with the closing of ARS's initial public offering (the "IPO") of its common stock, par value $.001 per share ("Common Stock"). Since that time, ARS has acquired 23 additional residential services businesses, including 13 businesses acquired in the fourth quarter of 1996 (the "Fourth Quarter 1996 Acquisitions") and ten businesses acquired in the first quarter of 1997 (the "First Quarter 1997 Acquisitions" and, together with the Founding Companies and the Fourth Quarter 1996 Acquisitions, the "Acquired Businesses"). See "Organization and Acquisitions." Unless otherwise indicated, references herein to (i) "ARS" mean American Residential Services, Inc. and (ii) the "Company" mean ARS, together with the Acquired Businesses and its other subsidiaries.

     The following table sets forth the unaudited annualized 1995 and 1996 revenues on an aggregate basis for each of (i) the Founding Companies, (ii) the Fourth Quarter 1996 Acquisitions and (iii) the First Quarter 1997 Acquisitions. For additional information, refer to "Item 6 -- Selected Financial Data" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                       YEAR ENDED DECEMBER 31
                                       ----------------------
                                          1995        1996
                                       ----------  ----------
                                           (IN THOUSANDS)
Founding Companies...................  $  114,636  $  134,763
Fourth Quarter 1996 Acquisitions.....      70,138      84,643
First Quarter 1997 Acquisitions......      26,353      31,289

     The Company currently has operations in California, Florida, Illinois, Indiana, Michigan, North Carolina, Oklahoma, South Carolina, Texas and
Virginia and the Washington-Baltimore metropolitan area. The Company's principal executive offices are located at Post Oak Tower, Suite 725, 5051 Westheimer Road, Houston, Texas 77056-5604, and its telephone number at that address is
(713) 599-0100. The Company is a Delaware corporation.

INDUSTRY OVERVIEW

     The Company believes the HVAC, plumbing and electrical industries in the United States represent an annual market in excess of $40 billion, of which residential maintenance, repair and replacement services account for in excess of $25 billion. The Company estimates this market is served by over 50,000 companies, consisting predominantly of small, owner-operated businesses operating in single local geographic areas and providing a limited range of services. It also believes the majority of owners in this industry have limited access to adequate capital for modernization, training and expansion and limited opportunities for liquidity in their businesses.

     The Company believes significant opportunities are available to a well-capitalized, national company employing professionally trained, customer-oriented service technicians and providing a full complement of high-quality residential services in an industry that has been characterized by inconsistent quality, reliability and pricing. It also believes the highly fragmented nature of the residential services industry will provide it with significant opportunities to consolidate the capabilities and resources of a large number of existing residential services businesses.

BUSINESS STRATEGY

     To enhance its market position as a leading national provider of residential services, the Company is emphasizing growth through acquisitions and is continuing to implement a national operating strategy that enhances internal revenue growth and profitability and achieves cost efficiencies. In addition, through its recently formed subsidiary American Mechanical Services, Inc. ("AMS"), the Company intends to become the leading provider of comprehensive maintenance, repair and replacement services for HVAC, plumbing and electrical systems in existing large commercial facilities such as office buildings, health care facilities, educational institutions and large retail outlets (collectively, "commercial maintenance services").

     ACQUISITION STRATEGY. The Company has implemented an aggressive acquisition program that targets large metropolitan and high-growth suburban areas with attractive demographics. The Company's acquisition strategy involves entering new geographic markets, expanding within existing markets for residential services and developing opportunities to expand into providing commercial maintenance services. Given the large size and fragmentation of the residential and commercial maintenance services industries, the Company believes there are numerous potential acquisition candidates both within the markets currently served by the Company and in other target markets. The Company also believes it can leverage its experience and success in developing a leading market position in the residential services business to capitalize on consolidation opportunities in the commercial maintenance services business.

     In new markets, the Company targets for acquisition one or more leading local or regional residential or commercial maintenance services companies. Generally, these companies are of sufficient size to provide the basis for future Company expansion within a given market and are run by successful entrepreneurs whom the Company endeavors to retain. Through implementation of its national operating strategy, the Company seeks to aid the acquired companies (operating on a decentralized basis) in increasing their revenues and improving their profitability. Once the Company has entered a market, it generally seeks to acquire other well-established service providers to expand its share of that market and increase the range of services offered in that market. Some of the acquisitions within existing markets are large enough to warrant their own operating and management structure, while other "tuck-in" acquisitions are small enough to be folded into an existing operation without significantly increasing the Company's infrastructure. If an acquisition is large enough to warrant its own operating structure, the Company will develop a regional operating plan whereby these companies can benefit from regional operating efficiencies such as shared dispatching from regional call centers, marketing efforts, centralized maintenance, local purchasing power, expanded service line management expertise and other economies of scale.

     Each acquisition candidate is expected to demonstrate potential for revenue growth and profitability. The Company also evaluates certain qualitative characteristics of acquisition candidates, including their reputations in their respective geographic regions, the size and other characteristics of customer bases, the quality and experience levels of operating management and service technicians, the amount, type and condition of their equipment and facilities and their operating histories. For example, the Company has acquired each of the winners of CONTRACTING BUSINESS magazine's Residential Contractor of the Year Award for 1995, 1996 and 1997. The Company believes there are numerous acquisition candidates that meet the Company's acquisition criteria.

     The Company has analyzed various data on the residential services industry and individual businesses within the industry and believes it is well-positioned to implement its acquisition program. On the basis of the Company's experience in connection with the acquisitions of the Acquired Businesses, the Company believes its operating management will be instrumental in identifying and completing future acquisitions. Several of these executives have had leadership roles in both national and regional residential services trade associations, which have allowed these principals to become personally acquainted with other owners of residential services businesses across the country. The Company believes that the visibility of these individuals within these associations will increase the industry's awareness of the Company and its acquisition program, thereby attracting interest from owners of other residential services companies. In addition, several members of the Company's executive management team have worked together for a number of years and have significant experience in negotiating, closing and integrating acquisitions in various industries. The timing, size and success of the Company's acquisition efforts and the associated potential capital commitments, however, cannot be readily predicted.

     The Company's acquisition strategy presents risks that, singly or in any combination, could materially adversely affect the Company's business and financial performance. These risks include the possibility of the adverse effect on existing operations of the Company from the diversion of management attention and resources to acquisitions, the possible loss of acquired customer bases and key personnel, including service technicians, and the contingent and latent risks associated with the past operations of and other unanticipated problems arising in the businesses acquired. The success of the Company's acquisition strategy will depend on the extent to which it is able to acquire, successfully absorb and profitably manage additional businesses, and no assurance can be given that the Company's acquisition strategy will succeed. In this connection, competition for acquisition candidates could cause the costs of acquiring businesses to increase materially. In addition, acquisitions accounted for as pooling-of-interests transactions will require restatements of the Company's historical financial statements to include the results of the acquired businesses, which could negatively impact those financial statements.

     The consideration for each acquisition varies on a case-by-case basis, with the major factors being historical operating results, the future prospects of the business to be acquired and the ability of that business to complement the services offered by the Company. As consideration for acquisitions, the Company uses various combinations of its Common Stock, cash and promissory notes. To facilitate the use of Common Stock in its acquisitions, the Company registered 5,000,000 shares during January 1997 pursuant to its shelf registration statement on Form S-4. The extent to which the Company will be able or willing to use its Common Stock in making future acquisitions, however, will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. The Company also has a $100 million revolving credit facility (the "Credit Facility"), underwritten by a syndicate of banks including NationsBank of Texas, N.A. ("NationsBank") as agent, which may be used for acquisitions, working capital and other corporate purposes. At March 27, 1997, outstanding borrowings under the Credit Facility totaled $ 55.1 million. The Company's ability to fund future acquisitions may be limited by the extent to which it is able to raise capital for funding acquisitions, as well as to expand existing operations, through equity or debt financings, and no assurance can be given that the Company will be able to obtain the capital it will need to finance a successful acquisition program and its other cash needs in the future. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Company."

     NATIONAL OPERATING STRATEGY. The Company's national operating strategy employs "best practices" designed to increase internal growth and profitability through enhanced operations and the achievement of cost efficiencies. The Company continually reviews its operations at the local and regional operating levels in order to identify certain "best practices" that will be implemented throughout its operations. For example, the Company is in the process of expanding its 24-hour emergency service to substantially all of its locations and its monitoring of service-call quality by attempting to contact each of its service customers promptly following a service call. In addition, the Company is developing a national training program to improve and keep current the technical, selling and customer-relations skills of its service technicians. The Company is implementing specialized computer and modern communications technology at each of its locations to improve productivity, communications, vehicle dispatch and service quality and responsiveness. Management believes these efforts will enable the Company to provide superior customer service and maximize sales opportunities. This service-oriented strategy also will allow the Company to reinforce its brand image at the local level while fostering its efforts to develop a national brand name.

     Another focus of the Company's national operating strategy is the continued reduction of total operating expenses of businesses acquired through the elimination of duplicative administrative functions in tuck-in acquisitions and the consolidation of certain functions performed separately by each business prior to its acquisition. In addition, the Company is currently implementing programs to reduce costs (as a percentage of revenues) compared to those of individual acquired businesses in such areas as: the purchase of equipment for resale, service vehicles, parts and tools; vehicle and equipment maintenance; financing arrangements; employee benefits; and insurance and bonding.

     The Company's ability to generate internal growth may be affected by the extent to which it is able to expand the range of services offered to customers, increase existing customer bases through the development and implementation of cost-effective advertising and other marketing programs and reduce operating and overhead costs of acquired businesses. Factors affecting the ability of the Company to expand services will include the extent to which it is able to attract and retain qualified operational management and service and installation technicians in new areas of operation and leverage its relationships with existing customers to provide them services they currently obtain from others.

ORGANIZATION AND ACQUISITIONS

     THE FOUNDING COMPANIES. ARS was incorporated in October 1995 and, prior to the closing of its IPO in September 1996, conducted no operations other than in connection with the IPO and the acquisitions of the Founding Companies. On September 27, 1996, simultaneously with the closing of the IPO, ARS acquired the seven Founding Companies for an aggregate consideration of (i) $39.5 million in cash (including approximately $4.7 million paid as a result of working capital adjustments) and (ii) 2,942,193 shares of Common Stock. In addition, ARS also assumed all the indebtedness and preferred stock payment obligations of the Founding Companies (approximately $22.3 million) and repaid substantially all such indebtedness and obligations.

     The Founding Companies are General Heating & Air Conditioning Company, Inc. ("General Heating"), Atlas Services, Inc. ("Atlas"), Service Enterprises,
Inc., which does business as "Crown Services" ("Crown"), Florida Heating &
Air Conditioning, Inc. (together with its affiliated companies, "Florida
HAC"), Meridian & Hoosier Heating and Air Conditioning Company ("Meridian & Hoosier"), ADCOT, Inc., which does business as "A-ABC Appliance" ("A-ABC"), and Climatic Corporation of Vero Beach ("Climatic"). The Founding Companies have been in business an average of 32 years and provide various residential services in and around Houston (Crown and A-ABC), the Washington-Baltimore metropolitan area and Richmond, Virginia (General Heating), throughout South Carolina (Atlas), southeast Florida (Florida HAC and Climatic) and central Indiana (primarily Indianapolis) (Meridian & Hoosier). The aggregate unaudited annualized revenues of the Founding Companies in 1996 were approximately $134.8 million.

     General Heating is a leading installer of HVAC systems and equipment for residential and light commercial construction markets in its region. It also provides comprehensive HVAC maintenance, repair and replacement services to those markets. Atlas is a leading provider of electric, HVAC and plumbing installation services to residential and light commercial construction markets throughout South Carolina. It also provides comprehensive plumbing, HVAC and electrical maintenance, repair and replacement services. Crown is the largest single provider of residential plumbing, HVAC and electrical maintenance, repair and replacement services to the residential and light commercial markets in the Houston metropolitan area, while A-ABC is among the leading providers of home appliance, HVAC and plumbing maintenance, repair and replacement services to the residential and light commercial markets in the greater Houston and surrounding areas. Neither Crown nor A-ABC provides new installation services. Florida HAC is a leading installer of HVAC systems and equipment for the residential construction market, and a leading provider of HVAC maintenance, repair and replacement services to the residential and light commercial markets, in southeast Florida, including Broward, Dade and Palm Beach Counties, while Climatic is a provider of HVAC maintenance, repair and replacement services (including IAQ services) to the residential and light commercial markets in the four-county area in Florida known as the Treasure Coast region (Indian River, St. Lucie, Martin and Palm Beach Counties). Climatic also installs HVAC systems and equipment for the residential and light commercial construction markets. Meridian & Hoosier is a leading provider of HVAC maintenance, repair and replacement services to the residential and light commercial markets, and also installs HVAC systems and equipment for the residential construction market, in central Indiana, including Indianapolis. Meridian & Hoosier and Atlas are the only Founding Companies that currently provide commercial maintenance services.

     FOURTH QUARTER 1996 ACQUISITIONS. During the fourth quarter of 1996, the Company acquired an additional 13 residential service businesses, with aggregate unaudited annualized revenues in 1996 of approximately $84.6 million, for a total consideration of $41.2 million in cash and short-term notes (which were subsequently repaid with proceeds from borrowings under the Company's Credit Facility) and 1,282,910 shares of Common Stock. The Fourth Quarter 1996 Acquisitions include Metro Heating and Air Conditioning, Inc. ("Metro") and Sasso Air Conditioning, Inc. ("Sasso"). Metro is the leading provider of HVAC installation, maintenance, repair and replacement services in the Raleigh/Durham, North Carolina area, while Sasso provides these services in the West Palm Beach, Florida area and represents a major addition to the Company's Florida operations. The acquisition of a plumbing maintenance and repair business in Ft. Lauderdale and an HVAC maintenance, repair and installation business in Miami also added to these operations. The Company expanded its Indiana operations to include a provider of HVAC and plumbing installation, maintenance, repair and replacement services, an additional provider of HVAC installation, maintenance, repair and replacement services and a plumbing company in Indianapolis and a provider of residential and light commercial HVAC, electrical and plumbing maintenance, repair, replacement and installation services in Fort Wayne. The Company also expanded its Houston operations with two additional providers of HVAC maintenance, repair and replacement services and entered the Chicago area through its acquisition of a provider of residential and light commercial HVAC maintenance, repair and replacement services. Atlas expanded its HVAC services with a tuck-in acquisition, and the Company expanded its Washington-Baltimore metropolitan area HVAC installation, maintenance, repair and replacement services through the addition of a Virginia-based business, which also provides commercial maintenance services.

     FIRST QUARTER 1997 ACQUISITIONS. During the first quarter of 1997, the Company acquired an additional ten residential service businesses, with aggregate unaudited annual revenues in 1996 of approximately $31.3 million, for an aggregate consideration of 1,308,752 shares of Common Stock and $640,000 in cash. The Company accounted for eight of the First Quarter 1997 Acquisitions under the pooling-of-interests method of accounting. The First Quarter 1997 Acquisitions include two companies that mark the Company's entry into southern
California: a provider of HVAC installation, maintenance, repair and replacement services in the San Diego metropolitan area and a provider of HVAC and plumbing maintenance, repair and replacement services in the greater Los Angeles area. In addition, the Company entered into the Michigan and Oklahoma markets with the acquisition of a company providing HVAC installation, maintenance, repair and replacement services in the Grand Rapids metropolitan area and a company providing HVAC maintenance, repair and replacement services in Oklahoma City. The Company also added a provider of plumbing maintenance, repair and replacement services in Jacksonville to its Florida operations, a tuck-in company providing HVAC maintenance, repair and replacement services to its North Carolina operations, three tuck-in companies providing plumbing installation, maintenance, repair and replacement services to its South Carolina operations and one tuck-in company providing HVAC installation, maintenance, repair and replacement services to its South Carolina operations.

RESIDENTIAL SERVICES PROVIDED

     The Company provides a variety of maintenance, repair and replacement services for HVAC, plumbing, electrical and other systems in homes and small commercial buildings. It also installs such operating systems in new homes and small commercial buildings under construction. The Company's maintenance, repair and replacement services include: checkups, cleaning, repair and replacement of HVAC systems and associated parts; maintenance, repair and replacement of electrical switches, outlets, lines, panels and fixtures; repair and replacement of bathroom fixtures, water filters and water heaters; cleaning, repair and replacement of pipes, sewer lines and residential sanitary systems; and maintenance, repair and replacement of other residential systems, including home appliances. In connection with its repair and replacement services, the Company sells on a retail basis a wide range of HVAC, plumbing, electrical and other equipment, including complete heating and air conditioning systems and a variety of HVAC, plumbing and electrical parts and system components. As a subcontractor to builders, the Company installs complete central heating and air conditioning systems, electrical systems, plumbing systems and other systems in newly constructed homes and small commercial buildings.

     The following table shows, by region, the range of residential maintenance, repair and replacement services and new installation services currently provided by the Company:

                                                                              OTHER
                                           HVAC    PLUMBING    ELECTRICAL    SERVICES
                                           ----    --------    ----------    --------
MAINTENANCE, REPAIR AND REPLACEMENT
  SERVICES:
California..............................     X         X
Florida.................................     X         X
Illinois................................     X
Indiana.................................     X         X            X
Michigan................................     X
North Carolina..........................     X
Oklahoma................................     X
South Carolina..........................     X         X            X
Texas...................................     X         X            X            X
Virginia and the Washington-Baltimore
  metropolitan area.....................     X

NEW INSTALLATION SERVICES:
California..............................     X
Florida.................................     X
Indiana.................................     X         X            X
Michigan................................     X
North Carolina..........................     X
South Carolina..........................     X         X            X            X
Virginia and the Washington-Baltimore
  metropolitan area.....................     X                                   X

     An important element of the Company's growth strategy is to increase the range of residential services, particularly the maintenance, repair and replacement services it provides, in each of its regions through acquisitions and internally generated growth. Accordingly, the mix of services reflected in the foregoing table is expected to change over time as the Company implements its growth strategy. In addition, the Company intends to provide a full range of these services in new geographic areas into which it will expand, principally by acquisitions. See "Business Strategy."

     The unaudited annualized combined revenues for the Acquired Businesses grew approximately 18.7% during 1996. The Company's unaudited annualized combined revenues for 1996 for the Founding Companies and the Fourth Quarter 1996 Acquisitions were $219.4 million, of which management estimates maintenance, repair and replacement services accounted for approximately 52% and new installation services accounted for approximately 48%. During the first quarter of 1997, the Company acquired an additional ten residential services businesses. With the inclusion of those acquisitions on a pro forma basis for 1996, management estimates maintenance, repair and replacement services would have accounted for approximately 55% of the Company's total revenues and new installation services would have accounted for approximately 45%.

     The Company believes the profitability of its maintenance, repair and replacement business generally benefits from its installation services operations as a result of (i) the significant volume of purchases of HVAC systems for its high-volume installation services and (ii) the addition of new customer and equipment information in the Company's marketing database. This database provides the Company with valuable information it can use to expand the Company's future residential services revenue base. In addition, new installation services provide the Company with cooperative advertising credits from certain

HVAC system manufacturers that it uses for promoting its maintenance, repair and replacement services for residential HVAC systems. Through leveraging these benefits, acquiring new service companies and internal development, the Company intends to emphasize the growth of its higher-margin maintenance, repair and replacement services business.

     The extent to which the Company is able to maintain or increase revenues from new installation services for homebuilders depends on the levels of housing starts from time to time in the markets in which it operates and likely reflects the cyclical nature of the homebuilding industry. That industry is affected significantly by changes in general and local economic conditions, such as employment and income levels, the availability and cost of financing for home buyers, consumer confidence and housing demand. As the 1996 pro forma information reflected above indicates, the Company has reduced and intends to continue to reduce its reliance on revenues from new installation services through the acquisition of additional service businesses. Unless the Company is able, through implementation of its growth strategy, to continue to reduce the relative importance of new installation services to its overall operating results or achieve geographic diversification, downturns in the levels of housing starts in the areas in which the Company operates could have a material adverse effect on its results of operations.

     One strategy by which the Company will attempt to increase the reach of its residential services is through the utilization of ARS Energy Services Company ("ARS Energy"), a subsidiary of the Company organized for the purpose of formulating and implementing strategic alliances with major national and regional companies that may be able to integrate the Company's residential services with their own products or services and thereby make the Company's services available to their customers. These participants may include utility companies, equipment manufacturers, home remodeling companies, home supply distributors, realtors, insurance companies, restaurant chains and other multi-location retailers.

COMMERCIAL MAINTENANCE SERVICES

     Another important element of the Company's growth strategy is expansion into the commercial maintenance services market to provide services for existing large commercial, industrial and institutional facilities such as office buildings, health care facilities, educational institutions and large retail outlets. Currently, Meridian & Hoosier in Indianapolis, Indiana, and Atlas in South Carolina (two of the Founding Companies) and Keenan Mechanical Services, Inc. (one of the Fourth Quarter 1996 Acquisitions) are the only Acquired Businesses that provide commercial maintenance services. Through AMS, the Company plans to acquire additional businesses in this market and enter into long-term maintenance agreements for the types of facilities described above. The Company is actively pursuing acquisitions of commercial maintenance services businesses, but currently has no binding agreements to acquire any commercial maintenance services business. The Company intends to offer true single-source commercial maintenance service capabilities, including IAQ services, CFC retrofit capabilities, building automation services, remote monitoring, lighting services and design and build retrofit capabilities for major facility expansion or renovation projects.

     This element of the Company's growth strategy involves the usual risks associated with growth through acquisitions (see "Business
Strategy -- Acquisition Strategy"), as well as the potential diversion of management attention and resources away from the continued development of opportunities for growth in the residential services business. The Company may also experience initial operating inefficiencies and other costs associated with entering a new line of business. In addition, commercial maintenance services businesses tend to rely more heavily on unionized work forces. The Company cannot predict how this will affect its ability to acquire, integrate and operate such businesses. No assurance can be given that the Company's success to date in the residential services market will translate into success for the Company's efforts to expand into the commercial maintenance services business.

OPERATIONS

     The Company operates on a decentralized basis, with the management of each operating location responsible for its day-to-day operations, profitability and growth. Local management is provided support through the Company's marketing and advertising strategies and programs and in developing optimal pricing strategies. Financial resources for improved systems and expansion of services, training programs, financial controls, purchasing information and operating expertise are shared among locations to improve productivity, lower operating costs and improve customer satisfaction to stimulate internal growth. While the local management operates with a high degree of autonomy and is empowered to make the necessary operating decisions, adherence to Company training, safety, customer satisfaction, accounting and internal control policies is required. Frequent communication with the Company's executive management team is integral to the Company's achieving the benefits that are anticipated by the consolidation of these businesses into a single company.

     The Company's residential service operations are coordinated by local operations centers, which are staffed by order entry and customer service personnel, operations or service coordinators, and inventory, vehicle maintenance and office personnel. These centers use specialized computer and communications technology to process orders, arrange service calls, ensure timely delivery of required repair parts or new equipment, communicate with customers and service technicians and invoice customers. A typical maintenance, repair or replacement service call begins with either the customer telephoning a local operations center and requesting an estimate or placing an order for repair service or the Company calling the customer to make an appointment for periodic service agreement maintenance. Coordination and deployment of service technicians are managed by the operations center through communications systems linked to the center's computer system, cellular telephone, pager or radio.

     Service personnel work out of service vehicles, which are equipped with an inventory of equipment and commonly required tools, parts and supplies needed to complete a variety of jobs. The service technician assigned to a service call is generally responsible for driving to the service location, initiating the customer contact, analyzing the problem and job requirements, providing the price quotation, overseeing the work and collecting payment for the service. Payment for maintenance, repair and replacement services not covered by a service contract is generally made in cash or by check or credit card at the job site, except for certain well-established customers.

     The Company's service technicians respond to three general types of maintenance, repair and replacement service calls: requests for service under the Company's monitoring service contracts, requests for service under the Company's warranty service contracts and requests for emergency or other services not under contract. A substantial majority of these service calls are for emergency or other services not under contract. Service calls cover a wide variety of services, including the replacement of entire HVAC systems. Service histories on past customers are generally available to the customer service representatives in a continuously updated computer database matched to addresses in the local service area.

     The Company's new installation services are generally provided to builders of new homes and small commercial facilities. Typically, new installation service begins with the customer providing the architectural plans or mechanical drawings for the particular home or an entire tract of homes or other facility to be constructed and either requesting a bid or entering into direct negotiation for the work required. The Company's new installation personnel analyze the plans to determine the labor, materials and equipment type and size required for the installation of the system specified, price the job and either bid for or negotiate the written contract for the job. In HVAC installations, most of the required air ducts are fabricated and, together with the other equipment to be installed, partially pre-assembled in the Company's facilities and readied for delivery to the job site. The equipment and supplies necessary for the particular job are ordered from the suppliers or manufacturers, and delivery generally is timed according to the builder's schedule. The installation work is coordinated with the builder's construction supervisors. Scheduled draw payments for these services generally are obtained within 30 days of completing the installation, at which time any mechanics' and materialmen's liens securing the rights to such payments are released. Interim payments are often obtained to cover the Company's labor and materials costs on large installation projects.

     Except for the air ducts fabricated by the Company for use in its installation services operations, substantially all the equipment and component parts the Company sells or installs are purchased from manufacturers and other outside suppliers. As a result of the implementation of its operating strategies, the Company has begun to consolidate the number of manufacturers and other outside suppliers from which it obtains equipment and other items. The Company is not, however, materially dependent on any of these outside sources. See "Sources of Supply."

SALES AND MARKETING

     The Company believes that, in most of its current geographic markets, it has well-known and established businesses that are leading providers of one or more residential services in their markets. The Company intends to build on this foundation through the use of advertising to expand name recognition and the adoption of best practices to increase the quality of services provided. For example, the Company is implementing the uniform practice whereby the Company's customers receive prompt follow-up inquiries to determine customer-satisfaction levels and to arrange for follow-up service calls if necessary. The Company believes this practice can be uniformly implemented at each of its service locations without material cost to the Company.

     In each of the market areas in which the Company provides residential maintenance, repair and replacement services, vigorous advertising campaigns traditionally have been emphasized by the Acquired Businesses. These campaigns have used mailouts, yellow pages, newspapers, radio and television to promote the services offered under their particular trade names or service marks. These advertising campaigns have been effective in creating name recognition and customer identification with these companies for the quality of the services they offer in their local areas. The Company expects for the foreseeable future to retain the trade names and service marks of these companies in its advertising and promotional materials in their local areas, but intends over time to promote and establish the Company's name and service marks nationally. See "Intellectual Property."

     The Company also views its existing service contracts as an important way of retaining its customer base. The Company has several general types of service contracts: "maintenance and repair" contracts whereby the Company maintains and repairs selected residential HVAC, plumbing, electrical and other systems for a period of time for a fixed fee and "maintenance only" or "repair only" contracts whereby the Company makes periodic inspections of a residential system and provides certain preventative maintenance for a period of time for a fixed fee. The Company believes that such service contracts provide the Company with flexibility in determining the timing for delivery of its services, thereby generating greater stability in the level of demand for services throughout different seasons of the year. See "Seasonality." Certain states regulate the provision of service under residential services warranty contracts. See "Governmental Regulation and Environmental Matters."

     With respect to its new installation business, the Company's marketing strategy focuses on cultivating long-term relationships with its national, regional and local home builder and general contractor customers. The Company's marketing efforts with these customers primarily involve direct sales contacts emphasizing the Company's quality of services and reliability. In addition, labels with the Company's name and phone number are applied to newly installed equipment, and direct telemarketing sales efforts for service contracts are timed to closely coincide with the expiration of manufacturer warranties on Company installed equipment. The Company believes these measures in connection with its new installation business will lead to maintenance, repair and replacement business.

     The Company has numerous customers. No single customer accounted for more than 10% of the Company's revenues during 1996.

HIRING, TRAINING AND SAFETY

     The Company seeks to ensure through its hiring procedures and continuous training programs that all service technicians it uses meet safety standards established by the Company, its insurance carriers and federal, state and local laws and regulations. The Company reviews prospective permanent service technicians to ensure they are trained thoroughly in their trades, the Company's procedures and customer satisfaction standards, possess the required trade licenses and have acceptable driving records.

     The Company has developed continuous training programs to provide initial, refresher and upgrade training programs to trainees, apprentices and service and installation technicians. These programs typically are presented by the Company's senior master plumbers, electricians, heating and air conditioning service technicians and safety supervisors. For example, in Houston, the Company operates a large classroom and training facility incorporating "hands on" training stations where service personnel, apprentices and new trainees can work on functioning HVAC, plumbing, electrical and other systems under the supervision of skilled tradesmen. A safety supervisor at this facility conducts both initial and continuous comprehensive training classes for all personnel and works with operating management to observe and evaluate safety procedures in an effort to constantly improve the effectiveness of the Company's safety programs.

INTELLECTUAL PROPERTY

     The Company owns various trademarks, service marks and trade names, which it uses in its local operations, advertising and promotions. The Company currently anticipates that, for the foreseeable future, the Acquired Businesses and most other additional businesses subsequently acquired by the Company will continue to use their respective trade names and service marks in their local areas, although the Company intends over time to have its operations identified by the Company's name and logos. The Company is implementing certain uniform service names and markings for use on its vehicles and in its advertising and promotional materials. See "Sales and Marketing."

EMPLOYEES

     As of March 27, 1997, the Company had approximately 2,500 employees. As it implements its internal growth and acquisition strategies, the Company expects that the number of employees will increase. The Company is not currently a party to any collective bargaining agreements. The Company has not experienced any strikes or work stoppages and believes its relationship with its employees is good.

     The Company's operations depend on the continuing efforts of its executive officers and the senior management of its principal operating subsidiaries, and the Company likely will depend on the senior management of any significant businesses it acquires in the future. The business or prospects of the Company could be affected adversely if any of these persons does not continue in his or her management role after joining the Company and the Company is unable to attract and retain qualified replacements.

     The residential services business is characterized by, among other things, high turnover rates among service technicians. A substantial majority of the service technician turnover experienced by the Acquired Businesses in recent years has been during the extended screening period in the first year of employment. The success of the Company's growth strategy, as well as the Company's current operations, will depend, in part, on its ability to continue to attract, retain and motivate qualified service technicians and operational management personnel. One way by which the Company hopes to attract, retain and motivate such personnel is by offering them a more comprehensive benefits package at less cost to the employee than is typical in the industry. The Company is able to offer such a package in a cost-effective manner because of the relatively large number of persons it employs.

SOURCES OF SUPPLY

     The raw materials used in the Company's operations, such as HVAC system components, sheet metal, electrical components and copper and PVC tubing, are generally available from domestic suppliers at competitive prices. The Company has been able to obtain price savings on certain equipment and raw materials through volume purchases. The Company has not experienced any significant difficulty in obtaining adequate supplies to conduct its operations.

SEASONALITY

     The Company's operations are subject to different seasonal variations in the different lines of service. Except for certain areas in the southern United States, the demand for new residential installations is lower during the winter months (although the Company expects that such reduction in demand may be partially offset by increases in demand for commercial replacement services generally experienced in the winter months). Demand for residential HVAC services is generally higher in the second and third quarters. In addition to the effects of seasonality, the Company's quarterly results may fluctuate as a result of a number of other matters, including the timing of acquisitions. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of the results to be expected for a full year.

COMPETITION

     The markets for residential and commercial maintenance services are highly competitive. The Company believes that the principal competitive factors in these segments of the industry are (i) timeliness, reliability and quality of services provided, (ii) range of services provided, (iii) market share and visibility and (iv) price. The Company believes its strategy of creating a leading national provider of comprehensive residential services and commercial maintenance services directly addresses these factors. The ability of the Company to recruit, train and retain highly motivated service technicians to provide quality services should be enhanced by its ability to utilize professionally managed recruiting and training programs. In addition, the Company offers compensation, health and savings benefits that are more comprehensive than most offered in the industry. See "Hiring, Training and Safety" and "Employees." Quality of service should be enhanced by the implementation and continuous reinforcement of customer satisfaction policies, retraining and follow-up with the customer. Competitive pricing is possible through the implementation of the cost-saving opportunities that exist across each of the service lines offered and from productivity improvements.

     Most of the Company's competitors are small, owner-operated companies that typically operate in a single local geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to provide their services at lower rates. Moreover, in the residential services market, many homeowners have traditionally relied on individual persons or small repair service firms with whom they have long-established relationships for a variety of home repairs. There are a number of national chains, such as Home Depot, Sears and Builders Square, that sell a variety of plumbing fixtures and equipment, and heating and air conditioning equipment for residential use and offer, either directly or through various subcontractors, installation, warranty and repair services. Other companies or trade groups engage in franchising their names and marketing programs in some residential services lines. In the commercial maintenance services market, the Company believes there are only a small number of public companies engaged primarily in providing commercial maintenance services in the services lines on which the Company intends to focus, but certain HVAC original equipment manufacturers provide commercial maintenance services as a complement to their manufacturing and distribution businesses. In the future, competition in both the residential and commercial maintenance service lines may be encountered from, among others, other newly formed or existing public or private service companies with aggressive acquisition programs, the unregulated business segments of regulated gas and electric utilities or from newly deregulated utilities in those industries entering into various service areas. Certain of the Company's competitors and potential competitors have greater financial resources than the Company to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own residential or commercial maintenance services operations if they decide to enter the business.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     Many aspects of the Company's operations are subject to various federal, state and local laws and regulations, including, among others, (i) permitting and licensing requirements applicable to service technicians in their respective trades, (ii) building, HVAC, plumbing and electrical codes and zoning ordinances, (iii) laws and regulations relating to consumer protection, including laws and regulations governing service contracts for residential services, and (iv) laws and regulations relating to worker safety and protection of the environment.

     The Company believes it has all required permits and licenses to conduct its operations and is in substantial compliance with applicable regulatory requirements relating to its operations. Failure of the Company to comply with the applicable regulations could result in substantial fines or revocation of the Company's operating permits.

     A large number of state and local regulations governing the residential and commercial maintenance services trades require various permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all the Company's service technicians who work in the geographic area covered by the permit or license. The Company has implemented a policy to ensure that, where allowed, any such permits or licenses that may be material to the Company's operations in a particular geographic region are held by at least two persons within that region.

     The Company's operations are affected by numerous federal, state and local environmental laws and regulations, including those governing vehicle emissions and the use and handling of refrigerants. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. Federal and state environmental laws include statutes intended to allocate the cost of remedying contamination among specifically identified parties. The Comprehensive Environmental Response, Compensation, and Liability Act
("CERCLA" or "Superfund") imposes strict, joint and several liability on owners or operators of facilities at, from, or to which a release of hazardous substances has occurred, on parties who generated hazardous substances that were released at such facilities, and on parties who arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted "Superfund"statutes comparable to and, in some cases, more stringent than CERCLA. If the Company were to be found to be a responsible party under CERCLA or a similar state statute, the Company could be held liable for all investigative and remedial costs associated with addressing such contamination. In addition, claims alleging personal injury or property damage may be brought against the Company as a result of alleged exposure to hazardous substances resulting from the Company's operations. The Company has not been notified that it is a potentially responsible party under CERCLA or any similar state statute.

     The Company's operations are subject to the federal Clean Air Act, as amended (the "Clean Air Act"), which governs air emissions and imposes specific requirements on the use and handling of chlorofluorocarbons and certain other refrigerants ("CFCs"). Clean Air Act regulations require the certification of service technicians involved in the service or repair of systems, equipment and appliances containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased the Company's training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended to ultimately eliminate the use of CFCs in the United States and require alternative refrigerants to be used in replacement HVAC systems. The implementation of the Clean Air Act restrictions has also increased the cost of CFCs in recent years and is expected to continue to increase such costs in the future. As a result, the number of conversions of existing HVAC systems which use CFCs to systems using alternative refrigerants is expected to increase.

     The Company's operations in certain geographic regions are subject to laws that will, over the next few years, require specified percentages of vehicles in large vehicle fleets to use "alternative fuels,"such as compressed natural gas ("CNG") or propane, and to meet reduced emissions standards. The Company does not anticipate that the cost of fleet conversion that may be required under current laws will be material. Future costs of compliance with these laws will be dependent upon the number of vehicles purchased in the future for use in the covered geographic regions, as well as the number and size of future business acquisitions by the Company in these regions. The Company cannot determine to what extent its future operations and earnings may be affected by new regulations or changes in existing regulations relating to vehicle emissions.

     Prior to entering into the agreements relating to the Acquired Businesses, the Company evaluated the properties to be acquired and property leases to be assumed in the Acquired Businesses, and engaged an independent environmental consulting firm to conduct or review assessments of environmental conditions at certain properties owned or operated by the Acquired Businesses. No material environmental problems were discovered in these reviews, and the Company is not otherwise aware of any actual or potential environmental liabilities of the Acquired Businesses that would be material to the Company. The Company is in the process of implementing various programs to promote compliance with applicable health and worker safety regulations and to increase employee safety awareness.

     Capital expenditures for property, plant and equipment for environmental control facilities during fiscal 1996 were not material. The Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by the Company which may be material.

EXECUTIVE OFFICERS

     The following table sets forth certain information as of March 1, 1997 concerning each of the executive officers of ARS:

            NAME                   AGE                 POSITION
--------------------------------   --- ----------------------------------------
C. Clifford Wright, Jr..........   44  President and Chief Executive Officer*
Howard S. Hoover, Jr. ..........   58  Chairman of the Board*
Gorden H. Timmons...............   47  Chief Operating Officer*
John D. Held....................   34  Senior Vice President, General Counsel
                                        and Secretary
Harry O. Nicodemus, IV..........   49  Vice President, Chief Financial Officer
                                        and Chief Accounting Officer
A. Jefferson Walker III.........   34  Treasurer
Michael B. Mamaux...............   31  Controller
------------
 *  Also serves as a director of the Company.

     C. CLIFFORD WRIGHT, JR. has been President and Chief Executive Officer and a director of the Company since November 1995. From 1991 to 1995, Mr. Wright was Vice President and Chief Financial Officer of American Ecology Corporation ("American Ecology"), a waste services company. From 1990 to 1991, Mr. Wright was a Director of Corporate Finance with the public accounting firm of KPMG Peat Marwick. Prior thereto, he was a divisional vice president in finance and planning of Browning-Ferris Industries, Inc. ("BFI"), a waste services company. Mr. Wright is a Certified Public Accountant.

     HOWARD S. HOOVER, JR. has been Chairman of the Board since November 1995. From 1970 until 1991, Mr. Hoover was employed by BFI and served during his tenure as a director and in various management capacities as a member of the Senior Management Committee, Senior Vice President, General Counsel and Secretary. From 1992 until 1995, Mr. Hoover was engaged in various business development and consulting activities.

     GORDEN H. TIMMONS has served as Chief Operating Officer and a director of the Company since September 1996. He founded Atlas in 1976 and served as its President until September 1996. Mr. Timmons was a founder of the Charleston Chapter of the Air Conditioning Contractors of America ("ACCA") and is a past president of that Chapter. Mr. Timmons has been active in computer systems development for HVAC companies and is a frequent speaker at national industry conventions.

     JOHN D. HELD has been Senior Vice President, General Counsel and Secretary since March 1996. From October 1995 to March 1996, he was an associate at the law firm of Liddell, Sapp, Zivley, Hill and LaBoon, LLP. Mr. Held was Associate General Counsel of American Ecology from 1994 to 1995 and an associate at the law firm of Baker & Botts, L.L.P. prior thereto.

     HARRY O. NICODEMUS, IV has served as Vice President, Chief Financial Officer and Chief Accounting Officer of the Company since January 1997. From December 1995 through December 1996, Mr. Nicodemus was Controller of Drilex International, an oilfield services company. Prior thereto, he was Vice President, Controller and Chief Accounting Officer for American Ecology from February 1993. From January 1991 to January 1993, he was a divisional vice president and an assistant controller at BFI. Mr. Nicodemus is a Certified Public Accountant.

     A. JEFFERSON WALKER III joined the Company in April 1996 as Treasurer and was a consultant to the Company from January 1996 to March 1996. From 1993 to January 1996, he was employed by American Ecology as a Manager-Financial Analysis and Assistant Treasurer. From 1990 to 1993, Mr. Walker served as a Senior Financial Analyst and Assistant Banking Officer of Mellon Bank Corporation in Houston, Texas. Mr. Walker was a financial analyst at BFI from 1988 to 1989.

     MICHAEL B. MAMAUX joined the Company in April 1996 as Controller. From 1995 until April 1996, Mr. Mamaux was an assistant corporate controller at U.S. Delivery Systems, Inc., a national provider of delivery and distribution management services. Prior thereto, he was a Senior Auditor at the public accounting firm of Arthur Andersen LLP. Mr. Mamaux is a Certified Public Accountant.

ITEM 2.  PROPERTIES.

     The Company owns certain of its facilities and leases the remainder of its facilities under leases with remaining terms ranging from month-to-month (generally in the case of facilities being consolidated with others) to 10 years on terms the Company believes to be commercially reasonable. Certain of these leases are with officers and directors of the Company who became associated with the Company in connection with the Company's acquisition of the Acquired Businesses.

     The Company's facilities consist principally of offices, garages and maintenance and warehouse facilities. The Company's principal operating facilities include (i) a 60,000 square foot facility owned by the Company and located in Houston, Texas, which is the primary base for the Company's Houston operations, (ii) a 36,000 square foot leased facility in Manassas, Virginia, which serves as the principal fabrication and production facility for General Heating, (iii) a 36,000 square foot leased facility in Savage, Maryland, which serves as a distribution, fabrication, production and administrative facility for General Heating, (iv) a 68,000 square foot leased facility in Raleigh, North Carolina, which is the principal operating base for Metro, (v) a 62,500 square foot leased facility in Charleston, South Carolina, which is the headquarters for Atlas, (vi) a 15,000 square foot leased facility and a 10,000 square foot owned facility in Indianapolis, Indiana, which together are the operational and administrative base for Meridian & Hoosier, (vii) another 24,000 square foot leased facility in Indianapolis, which serves as the base for the Company's plumbing services in the Indianapolis area, (viii) a 29,000 square foot leased facility in Margate, Florida, which serves as the principal office and fabrication facility for Florida HAC and (ix) a 20,000 square foot leased facility in the West Palm Beach, Florida area, which is the operational base for Sasso. The Company also leases its principal executive and administrative offices in Houston, Texas. The Company believes its facilities are well-maintained and adequate for the Company's existing and planned operations at each operating location.

     Total combined rental expense for the Founding Companies' facilities leases for 1996 (excluding certain discontinued retail appliance operations) was approximately $2.0 million. For additional information, see Note 9 of the Notes to Consolidated Financial Statements of the Company.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its operations. The Company is not currently involved in any litigation it believes will have a material adverse effect on its financial condition or results of operations.

     The Company maintains various worker safety and quality control programs in an attempt to reduce the risk of potential damage to persons and property. In addition, the Company maintains insurance in such amounts and against such risks as it deems prudent. No assurance can be given such insurance will be sufficient under all circumstances to protect the Company against significant claims for damages. The occurrence of a significant event not fully insured against could materially and adversely affect the Company's financial condition and results of operations. Moreover, no assurance can be given the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since September 1996, the Common Stock of ARS has been listed for trading on the New York Stock Exchange (the "NYSE") under the symbol "ARS." As of
March 26, 1997, there were 11,679,617 shares of Common Stock outstanding, held by approximately 120 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of the Common Stock.

     The following table sets forth the range of high and low sale prices for the Common Stock on the NYSE (as reported on the Composite Transactions Reporting System) for the periods indicated:

                                            HIGH        LOW
                                          ---------  ---------
Year ended December 31, 1996:
     3rd quarter (September 25 to
       September 30)....................  $  19.625  $  16.500
     4th quarter........................     27.125     16.625

     The last reported sale of the Common Stock on the NYSE on March 26, 1997 was $20.625.

     ARS has not paid or declared any dividends since its formation and currently intends to retain earnings to finance the expansion of its business. Any future dividends will be at the discretion of the Board of Directors after taking into account various factors deemed relevant by the Board of Directors. The Credit Facility prohibits the payment of dividends (except for dividends payable in Common Stock and certain preferred stock). See "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Company" and Note 7 of the Notes to Consolidated Financial Statements of the Company.

     During the year ended December 31, 1996, ARS sold 5,078,398 shares of its Common Stock and two warrants to acquire 108,333 shares of its Common Stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Of the shares sold, 4,225,103 were issued in a series of separate acquisition transactions in which ARS purchased 20 residential services businesses from their owners for consideration consisting of cash and shares of Common Stock in 18 acquisitions and shares of Common Stock in two acquisitions. Seven of these acquisitions closed on September 27, 1996, one closed on October 31, 1996, two closed on November 25, 1996 and ten closed in the period from December 3 to December 16, 1996. These sales were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering. Each acquisition involved a limited number of owners.

     On September 27, 1996, Equus II Incorporated ("Equus") converted a portion ($500,000) of an ARS convertible note into 844,962 shares of Common Stock. ARS had issued this note to Equus in early 1996 in connection with the provision by Equus of start-up financing for ARS. Also in connection with this financing, ARS issued a warrant to purchase 100,000 shares of Common Stock to Equus. These transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering.

     On November 25, 1996, NationsBank of Texas, N.A. exercised a warrant to purchase 8,333 shares of Common Stock from ARS at a purchase price of $83.33. This warrant had been issued as a financing fee. Both the warrant and the share transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

     For financial reporting purposes, Atlas is presented as the acquiror in all the acquisitions by ARS through September 30, 1996, the effective date of the acquisitions of the Founding Companies (the "Initial Acquisitions"). Consequently, the Company's historical financial statements for periods ended on or before September 30, 1996 are the consolidated historical financial statements of Atlas. As used in this discussion, the "Company" means (i) Atlas prior to September 30, 1996 and (ii) ARS and its consolidated subsidiaries on that date and thereafter. The following selected historical financial information has been derived from the audited financial statements of the Company for each year in the three-year period ended December 31, 1996. The remaining selected historical financial information of the Company has been derived from unaudited financial statements of the Company, which have been prepared on the same basis as the audited financial statements, and in the opinion of the Company, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of that information. The summary financial information below should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein.

                                                       YEAR ENDED DECEMBER 31
                                       ------------------------------------------------------
                                         1992       1993       1994       1995        1996
                                       ---------  ---------  ---------  ---------  ----------
                                            (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA:
HISTORICAL:
     Revenues........................  $   9,508  $  12,336  $  19,183  $  22,048  $   64,229
     Gross Profit....................      1,977      2,349      3,134      4,237      16,239
     Selling, general and
       administrative expenses.......      1,435      1,963      3,138      3,022      16,767
     Income (loss) from continuing
       operations....................        542        386         (4)     1,215        (528)
     Interest income and other
       expense, net..................          2        (14)       171         37         350
     Interest expense................       (130)      (155)      (143)      (134)     (5,257)
     Net income (loss) from
       continuing operations.........  $     269  $     142  $      17  $     684  $   (5,536)(1)
                                       =========  =========  =========  =========  ==========
BALANCE SHEET DATA:
     Working capital (deficit).......  $    (337) $    (145) $    (371) $    (289) $   15,509
     Total assets....................      4,124      4,897      6,647      7,092     189,755
     Total debt, including current
       portion.......................      2,525      2,542      2,716      2,371      52,055
     Stockholders' equity............        566        724        774      1,503     110,549

------------
(1) Includes non-recurring compensation expense of $3,356 (included in selling, general and administrative expense) and financing fees of $4,818 (included in interest expense) related to the purchase of EHC. See Note 1 of the Notes to Consolidated Financial Statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and related notes thereto and "Item 6 -- Selected Financial Data" appearing elsewhere in this Annual Report on Form 10-K. Statements contained in this Annual Report regarding future financial or operational performance and results of the Company or other similar matters that are not historical facts constitute forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the availability of attractive acquisition opportunities, the successful integration and profitable management of businesses acquired, the improvement of operating efficiencies, the availability of working capital and funding for future acquisitions, the ability to grow internally through expansion of services and customer bases and reduction of overhead, the cyclical nature of the homebuilding industry, and the level and nature of competition from other residential and commercial maintenance services providers and other factors discussed in this Annual Report.

INTRODUCTION

     The Company's revenues are primarily derived from (i) owners and occupants of homes and small commercial buildings and (ii) builders and developers of new homes, residential developments and small commercial buildings. Cost of services consists primarily of salaries and benefits of service and installation technicians, parts and materials, subcontracted services, depreciation, maintenance, fuel and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits for owners, administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees.

     Prior to their acquisition by the Company, the Acquired Businesses were managed as independent private businesses, and their results of operations reflect different tax structures (S corporations and C corporations), which have influenced, among other things, their historical levels of owners' compensation. Certain owners agreed to reductions in their compensation and benefits in connection with the acquisition of their businesses by the Company.

     ARS, which conducted no operations prior to September 27, 1996 other than in connection with the IPO and the Initial Acquisitions, is in the process of integrating the Acquired Businesses and their operations and administrative functions. This integration process may present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, particularly in obtaining additional contracts through shared customer lists and greater volume discounts from material suppliers, but will necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration and facilities expansion. These various costs and possible cost-savings may make comparison of historical operating results not comparable to, or indicative of, future performance.

     For financial reporting purposes, Atlas is presented as the acquiror in all the acquisitions by ARS through September 30, 1996, the effective date of the Initial Acquisitions. Consequently, the Company's historical financial statements for periods ended on or before September 30, 1996 are the consolidated historical financial statements of Atlas. As used in this discussion, the "Company" means (i) Atlas prior to September 30, 1996 and (ii) ARS and its consolidated subsidiaries on that date and thereafter.

RESULTS OF OPERATIONS -- THE COMPANY

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                            YEAR ENDED DECEMBER 31
                                       ----------------------------------------------------------------
                                               1994                  1995                  1996
                                       --------------------  --------------------  --------------------
Revenues.............................  $  19,183      100.0% $  22,048      100.0% $  64,229      100.0%
Cost of services.....................     16,049       83.7     17,811       80.8     47,990       74.7
                                       ---------  ---------  ---------  ---------  ---------  ---------
Gross profit.........................      3,134       16.3      4,237       19.2     16,239       25.3
Selling, general and administrative
  expenses...........................      3,138       16.3      3,022       13.7     16,767       26.1
                                       ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing
  operations.........................         (4)       0.0      1,215        5.5       (528)      (0.8)
Interest income and other expense,
  net................................        171        0.9         37        0.2        350        0.5
Interest expense.....................       (143)      (0.7)      (134)      (0.6)    (5,257)      (8.2)
                                       ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing
  operations before income taxes.....         24        0.2      1,118        5.1     (5,435)      (8.5)
Income taxes.........................          7        0.1        434        2.0        101        0.1
                                       ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) from continuing
  operations.........................  $      17        0.1  $     684        3.1  $  (5,536)      (8.6)
                                       =========  =========  =========  =========  =========  =========

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUES -- Revenues increased $42.2 million, or 191.8%, from $22.0 million for the year ended December 31, 1995 to $64.2 million for the year ended December 31, 1996. Approximately $31.2 million of the increase in revenues was attributable to the acquisition of the Founding Companies on September 30, 1996 and the Fourth Quarter 1996 Acquisitions. The remaining increase was primarily attributable to several large installation projects and the addition of $3.7 million of revenues resulting from the acquisition of three businesses by Atlas in early 1996.

     COST OF SERVICES -- Cost of services increased $30.2 million, or 169.7%, from $17.8 million for the year ended December 31, 1995 to $48.0 million for the year ended December 31, 1996. The increase in cost of services was consistent with the increase in revenue. As a percentage of revenues, however, cost of services decreased 6.1% from 80.8% in 1995 to 74.7% in 1996. This decrease reflects the increase in the fourth quarter of revenues from higher-margin maintenance, repair and replacement services as a result of higher profit margins associated with certain businesses acquired in the Initial Acquisitions and the Fourth Quarter 1996 Aquisitions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $13.8 million, or 460.0%, from $3.0 million for the year ended December 31, 1995 to $16.8 million for the year ended December 31, 1996. As a percentage of revenues, selling, general and administrative expenses increased from 13.7% in 1995 to 26.1% in 1996. This increase was primarily attributable to (i) the addition of $7.6 million in expenses associated with the acquisition of Acquired Businesses in 1996 and the formation of a corporate office and (ii) an adjustment of $3.4 million for non-recurring, compensation expenses related to the acquisition of Enterprises Holding Company ("EHC") in connection with the acquisition of EHC by the Company and $0.6 million for the issuance of 39,987 shares of Common Stock to certain employees, consultants and three officers of ARS and its affiliates.

     INTEREST INCOME AND OTHER EXPENSE, NET -- Interest income and other expense, net, increased by $0.3 million during 1996. This increase was attributable to (i) gains realized on the non-recurring sale of excess vehicles and equipment acquired by ARS in connection with the Acquired Businesses and
(ii) rental income earned on owned property leased to third parties.

     INTEREST EXPENSE -- Interest expense increased from $0.1 million for the year ended December 31, 1995 to $5.3 million for the year ended December 31, 1996. This increase was attributable to (i) non-recurring financing charges of $4.8 million paid to the holder of EHC preferred stock in connection with the acquisition of EHC and (ii) the use of debt financing to fund the cash portion of the purchase prices of the Fourth Quarter 1996 Acquisitions.

     INCOME TAXES -- For the year ended December 31, 1996, the Company recorded a provision for income taxes of $0.1 million. See Note 10 of the Notes to Consolidated Financial Statements of the Company for further discussion of the tax provision.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     REVENUES -- Revenues increased $2.8 million, or 14.6%, from $19.2 million in 1994 to $22.0 million in 1995. Part of this increase was attributable to the new operating facility in Hilton Head, South Carolina (opened in April 1994). The addition of several large new home builder customers accounted for the majority of the remaining increase.

     COST OF SERVICES -- Cost of services increased $1.8 million, or 11.3%, from $16.0 million in 1994 to $17.8 million in 1995. The increase in cost of services was consistent with the increase in revenue, and as a percentage of revenues, cost of services declined 2.9% from 83.7% to 80.8%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses were virtually unchanged at $3.1 million and $3.0 million in 1994 and 1995, respectively.

     INTEREST INCOME AND OTHER EXPENSE, NET -- Interest income and other expense, net decreased $0.1 million from $0.2 million in 1994 to $0.1 million in 1995.

     INTEREST EXPENSE -- Interest expense was virtually unchanged at $0.1 million in both 1994 and 1995.

LIQUIDITY AND CAPITAL RESOURCES -- THE COMPANY

     During the year ended December 31, 1996, net cash used in operating activities was $0.7 million, capital expenditures totaled $1.7 million and net repayment of debt amounted to $1.2 million. The Company anticipates capital expenditures (exclusive of acquisitions) of approximately $7.1 million during 1997, primarily for computer equipment, leasehold improvements and furniture and fixtures.

     On September 27, 1996, ARS completed the IPO, which involved the issuance of 4,200,000 shares of Common Stock at a price of $15.00 per share (before deducting underwriting discounts and commissions). On October 7, 1996, ARS sold an additional 630,000 shares of Common Stock at a price of $15.00 per share (before deducting underwriting discounts and commissions) pursuant to the underwriters' overallotment option ARS granted in connection with the IPO. The proceeds from these transactions, net of underwriting discounts and commissions of $1.05 per share and after deducting the expenses of the IPO, were approximately $60.6 million. Of this amount, $34.8 million was used to fund the cash portion of the purchase prices relating to the acquisitions of the Founding Companies. The Company made additional aggregate payments to the former owners of the Founding Companies of $4.7 million, representing working capital adjustments based on the September 30, 1996 balance sheets of the Founding Companies, pursuant to the agreements relating to the acquisitions.

     The Company has in place a revolving credit facility (the "Credit Facility") with a syndicate of banks, including NationsBank as agent. On March 3, 1997, the Company increased the size of the Credit Facility from $55 million, which was in place at December 31, 1996, to $100 million. Borrowings under the Credit Facility may be used for general corporate purposes, including the funding of any cash that may be paid in connection with acquisitions, the refinancing of indebtedness of businesses acquired, capital expenditures and working capital. Loans under the Credit Facility bear interest at a designated variable base rate plus margins ranging from 0 to 50 basis points, depending on the ratio of the Company's interest-bearing debt to its trailing earnings before interest, taxes, depreciation and amortization. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 200 basis points, depending on the same ratio. The margin is reset on a quarterly basis and also may be reset upon the closing of an acquisition involving cash consideration in excess of $5 million or upon a principal repayment in excess of $5 million. Commitment fees of 30 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a sublimit for standby letters of credit of up to $5 million. The Credit Facility also requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), will not permit the Company to incur or assume other indebtedness in excess of any amount equal to 5% of its consolidated net worth and will require the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility and the Company has pledged the stock of its operating subsidiaries as collateral for its obligations under the Credit Facility. As of March 27, 1997, the Company had $55.1 million in outstanding borrowings under the Credit Facility, bearing interest at a weighted average rate of approximately 7.8%.

     On March 27, 1997, the Company commenced a Rule 144A offering of 7 1/4% convertible subordinated notes due 2004 (the "Notes") in the aggregate principal amount of $55 million, prior to the exercise of any over-allotment option. Upon issuance, the Notes will be unsecured obligations and will be convertible into Common Stock of the Company based upon certain conditions. The Company intends to use the net proceeds of the offering of the Notes to repay certain indebtedness under the Credit Facility and for general corporate purposes. The Company anticipates that the closing of the offering will occur on April 2, 1997.

     During January 1997, the Company registered 5,000,000 shares of its Common Stock pursuant to a shelf registration statement on Form S-4 (the "Shelf Registration Statement") for issuance from time to time for future acquisitions. As of March 26, 1997, 3,691,248 shares remained available for issuance under the Shelf Registration Statement.

     During the fourth quarter of 1996, the Company acquired 13 residential services businesses for an aggregate of approximately $41.2 million in cash and short-term notes and 1,282,910 shares of Common Stock. In the first quarter of 1997, the Company acquired an additional ten residential services businesses for an aggregate of 1,308,752 shares of Common Stock, all of which represented registered shares under the

Shelf Registration Statement, and $640,000 in cash. See "Item
1 -- Business -- Organization and Acquisitions." Funding of the cash portion of the purchase prices (including the repayment of the short-term notes issued in connection with two of the Fourth Quarter 1996 Acquisitions) and repayment of indebtedness assumed in connection with the acquisitions was provided by borrowings under the Credit Facility. The Company believes its cash flow from operations and the borrowings available under the Credit Facility are sufficient to support its ongoing operations and anticipated capital expenditures for 1997.

     The Company intends to continue pursuing attractive acquisition opportunities of both residential and commercial maintenance services businesses. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of working capital, cash flow from operations and borrowings, including the unborrowed portion of the Credit Facility and the possible public or private sale of additional debt securities, as well as issuances of additional equity, including shares under the Shelf Registration Statement. See "Item 1 -- Business -- Business Strategy."

INFLATION

     Due to the relatively low levels of inflation experienced in 1994, 1995 and 1996, inflation did not have a significant effect on the results of the Company in those periods.

SEASONALITY

     The Company has experienced, and expects that it will in the future experience, quarterly fluctuations in revenues, operating income and cash flows as a result of changes in weather conditions. Except for certain areas of the southern United States, the demand for new residential installations is lower in the winter months because new construction activity is lower as a result of colder weather (although the Company expects that such reduction in demand will be partially offset by increases in the demand for commercial replacement services generally experienced in the winter months). Demand for HVAC services is generally higher in the second and third quarters. In addition to the effects of seasonality, the Company's quarterly results may fluctuate as a result of a number of other matters, including the timing of acquisitions. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of the results to be expected for a full year.

INDIVIDUAL FOUNDING COMPANIES

     The selected historical financial information presented in the tables below for the fiscal years of the individual Founding Companies (excluding Atlas, which is presented above) is derived from the respective audited financial statements of the individual Founding Companies included elsewhere herein. The selected historical financial information presented in the tables below for the quarterly periods of the Founding Companies is derived from the respective unaudited interim financial statements of the Founding Companies, which include all adjustments the Company considers necessary for a fair presentation of the results of operations and cash flows of those companies for those periods. The following discussion should be read in conjunction with the separate company financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- GENERAL HEATING

     The following table sets forth certain historical selected financial data of General Heating and that data as a percentage of revenues for the periods indicated (dollars in thousands):

                                             YEAR ENDED DECEMBER 31                            NINE MONTHS ENDED SEPTEMBER 30
                        ---------------------------------------------------------------  ------------------------------------------
                                1993                  1994                  1995                 1995                  1996
                        --------------------  --------------------  -------------------  --------------------  --------------------
                                                                                             (UNAUDITED)
Revenues..............  $  34,642      100.0% $  36,334      100.0% $  35,159     100.0% $  25,534      100.0% $  27,054      100.0%
Cost of services......     27,393       79.1     29,928       82.4     28,866      82.1     20,965       82.1     21,814       80.6
                        ---------  ---------  ---------  ---------  ---------  --------  ---------  ---------  ---------  ---------
Gross profit..........      7,249       20.9      6,406       17.6      6,293      17.9      4,569       17.9      5,240       19.4
Selling, general
  and administrative
  expenses............      5,011       14.5      5,245       14.4      5,280      15.0      3,902       15.3      4,512       16.7
                        ---------  ---------  ---------  ---------  ---------  --------  ---------  ---------   ---------  ---------
Income (loss) from
  operations..........  $   2,238        6.4  $   1,161        3.2  $   1,013       2.9  $     667        2.6   $    728        2.7
                        =========  =========  =========  =========  =========  ========  =========  =========   =========  =========

UNAUDITED INTERIM RESULTS

     REVENUES -- Revenues increased $1.6 million, or 6.3%, from $25.5 million for the nine months ended September 30, 1995, to $27.1 million for the nine months ended September 30, 1996. This increase was attributable to a $0.6 million increase in new installation revenues, a $0.6 million increase in HVAC replacement revenues and a $0.4 million increase in other revenues.

     COST OF SERVICES -- Cost of services increased $0.8 million, or 3.8%, from $21.0 million for the nine months ended September 30, 1995 to $21.8 million for the nine months ended September 30, 1996. Cost of services as a percentage of revenues decreased from 82.1% for the nine months ended September 30, 1995 to 80.6% for the nine months ended September 30, 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $0.6 million, or 15.4%, from $3.9 million for the nine months ended September 30, 1995 to $4.5 million for the nine months ended September 30, 1996. This increase was primarily attributable to increases in selling commissions corresponding to the increased revenues.

1995 COMPARED TO 1994

     REVENUES -- Revenues decreased $1.1 million, or 3.0%, from $36.3 million in 1994 to $35.2 million in 1995. This decrease was attributable to a reduction in the number of new home starts in the Washington-Baltimore metropolitan area.

     COST OF SERVICES -- Cost of services decreased $1.0 million, or 3.3%, from $29.9 million in 1994 to $28.9 million in 1995. This decrease was consistent with the percentage decrease in revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses were unchanged at $5.3 million for 1994 and 1995.

1994 COMPARED TO 1993

     REVENUES -- Revenues increased $1.7 million, or 4.9%, from $34.6 million in 1993 to $36.3 million in 1994. This increase was attributable to a $1.0 million increase in new installation volume and a $0.7 million increase in HVAC system replacement services.

     COST OF SERVICES -- Cost of services increased $2.5 million, or 9.1%, from $27.4 million in 1993 to $29.9 million in 1994. As a percentage of revenues, cost of services increased to 82.4% in 1994 from 79.1% in 1993. This increase was primarily attributable to: (i) a $0.5 million adjustment to write off certain obsolete inventory; (ii) increased depreciation on replacement of fully depreciated trucks; (iii) an increase in payroll and related employee benefits; and (iv) an increase in the cost of delivery of parts and materials, as the Company's operations were spread over a larger geographic region.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $0.2 million, or 4.0%, from $5.0 million in 1993 to $5.2 million in 1994. This increase was consistent with the percentage increase in revenues and was attributable to increases in payroll and related employee benefits.

LIQUIDITY AND CAPITAL RESOURCES -- GENERAL HEATING

     The following table sets forth selected information from General Heating statements of cash flows (dollars in millions):

                                                                            NINE MONTHS
                                                 YEAR ENDED                    ENDED
                                                 DECEMBER 31                SEPTEMBER 30
                                       -------------------------------  --------------------
                                         1993       1994       1995       1995       1996
                                       ---------  ---------  ---------  ---------  ---------
                                                                            (UNAUDITED)
Net cash provided by (used in)
  operating activities...............  $     0.9  $     2.1  $     2.9  $     1.4  $    (0.5)
Net cash provided by (used in)
  investing activities...............       (1.0)      (3.1)      (0.3)      (1.2)       1.9
Net cash used in financing
  activities.........................       (1.7)      (0.2)      (1.5)      (0.6)      (4.3)
                                       ---------  ---------  ---------  ---------  ---------
Net increase (decrease) in cash and
  cash equivalents...................  $    (1.8) $    (1.2) $     1.1  $    (0.4) $    (2.9)
                                       =========  =========  =========  =========  =========

     From 1993 through the nine months ended September 30, 1996, General Heating generated $5.4 million in cash from operating activities and used $2.6 million of this cash to fund increases in working capital, resulting in a net cash generation of $8.0 million.

     Cash used in investment activities was primarily attributable to the purchase and replacement of trucks in General Heating's fleet. In addition, in 1994, General Heating invested approximately $2.5 million in short-term investment securities.

     Cash used in financing activities consists primarily of S corporation distributions to General Heating's stockholders.

     Prior to the closing of the Initial Acquisitions, General Heating made distributions to its stockholders in respect of its estimated S corporation accumulated adjustment account as of the date of the closing. These distributions (approximately $10.9 million as of September 30, 1996) were funded primarily through working capital, cash provided by General Heating's operating activities and short-term debt.

     General Heating had working capital of $1.8 million as of September 30, 1996. It historically funded its operations with cash flows from operations.

RESULTS OF OPERATIONS -- CROWN

     The following table sets forth certain historical selected financial data of Crown and that data as a percentage of revenues for the periods indicated (dollars in thousands):

                                            YEAR ENDED DECEMBER 31                           NINE MONTHS ENDED SEPTEMBER 30
                       ----------------------------------------------------------------  ------------------------------------------
                               1993                  1994                  1995                  1995                  1996
                       --------------------  --------------------  --------------------  --------------------  --------------------
                                                                                                                   (UNAUDITED)
Revenues.............  $  16,268      100.0% $  16,844      100.0% $  19,124      100.0% $  14,420      100.0% $  15,556      100.0%
Cost of services.....     10,332       63.5     10,314       61.2     11,333       59.3      8,603       59.7      9,636       61.9
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit.........      5,936       36.5      6,530       38.8      7,791       40.7      5,817       40.3      5,920       38.1
Selling, general
  and administrative
  expenses...........      5,698       35.0      5,837       34.7      6,165       32.2      4,574       31.7      4,335       27.9
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income from
  operations.........  $     238        1.5  $     693        4.1  $   1,626        8.5  $   1,243        8.6  $   1,585       10.2
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========

UNAUDITED INTERIM RESULTS

     REVENUES -- Revenues increased $1.2 million, or 8.3%, from $14.4 million for the nine months ended September 30, 1995 to $15.6 million for the nine months ended September 30, 1996. This increase was attributable to increases of $0.6 million each in plumbing and HVAC revenues.

     COST OF SERVICES -- Cost of services increased $1.0 million, or 11.6%, from $8.6 million for the nine months ended September 30, 1995 to $9.6 million for the nine months ended September 30, 1996, and increased as a percentage of revenues from 59.7% in the nine months ended September 30, 1995 to 61.9% in the nine months ended September 30, 1996. The increase in cost of services as a percentage of revenue was primarily attributable to a reduction in the pricing of services in order to increase market share.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses decreased $0.3 million, or 6.5%, from $4.6 million for the nine months ended September 30, 1995 to $4.3 million for the nine months ended September 30, 1996, but declined as a percentage of revenues from 31.7% in the nine months ended September 30, 1995 to 27.9% in the nine months ended September 30, 1996. This percentage reduction was primarily attributable to a $0.3 million reduction in owner compensation.

1995 COMPARED TO 1994

     REVENUES -- Revenues increased $2.3 million, or 13.7%, from $16.8 million in 1994 to $19.1 million in 1995. The increase in revenues was primarily attributable to increases of $1.3 million and $0.9 million in HVAC revenues and plumbing revenues, respectively.

     COST OF SERVICES -- Cost of services increased $1.0 million, or 9.7%, from $10.3 million in 1994 to $11.3 million in 1995, but decreased as a percentage of revenues from 61.2% in 1994 to 59.3% in 1995. The percentage decrease was attributable to a change in the mix of services provided from lower-margin services to higher-margin services and an increase in the use of contractors.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $0.4 million, or 6.9%, from $5.8 million in 1994 to $6.2 million in 1995, but decreased as a percentage of revenues from 34.7% in 1994 to 32.2% in 1995. The dollar increase was primarily attributable to increased advertising.

1994 COMPARED TO 1993

     REVENUES -- Revenues increased $0.5 million, or 3.1%, from $16.3 million in 1993 to $16.8 million in 1994. The increase in revenues was attributable to a $0.5 million increase in HVAC revenues.

     COST OF SERVICES -- Cost of services was unchanged at $10.3 million for 1993 and 1994, but decreased 2.3% as a percentage of sales from 63.5% in 1993 to 61.2% in 1994.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $0.1 million, or 1.8%, from $5.7 million in 1993 to $5.8 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES -- CROWN

     The following table sets forth selected information from Crown statements of cash flows (in millions):

                                                                          NINE MONTHS
                                                YEAR ENDED                   ENDED
                                                DECEMBER 31               SEPTEMBER 30
                                       -----------------------------  --------------------
                                         1993       1994     1995       1995       1996
                                       ---------    ----   ---------  ---------  ---------
                                                                          (UNAUDITED)
Net cash provided by operating
  activities.........................  $     0.5    $0.7   $     1.3  $     0.7  $     1.4
Net cash provided by (used in)
  investing activities...............       (0.7)    0.1        (0.6)      (1.0)       0.8
Net cash provided by (used in)
  financing activities...............        0.2     0.2         0.3        0.0       (4.0)
                                       ---------    ----   ---------  ---------  ---------
Net increase (decrease) in cash and
  cash equivalents...................  $     0.0    $1.0   $     1.0  $    (0.3) $    (1.8)
                                       =========    ====   =========  =========  =========

     From 1993 through the nine months ended September 30, 1996, Crown generated $3.9 million in net cash from operating activities, primarily generated from net income plus depreciation and amortization. For the year ended December 31, 1993, Crown recorded a loss on the sale of certain assets of $0.5 million.

     The change in net cash provided by (used in) investing activities was primarily attributable to purchases/sales of investments and marketable securities and proceeds from the sale of property and equipment.

     The change in net cash provided by (used in) financing activities was attributable to net borrowings and repayments of debt obligations and advances/payments to/from the sole shareholder of Crown.

     Crown had working capital of $0.6 million as of September 30, 1996. It historically funded its operations with cash flows from operations and borrowings from lenders and its sole shareholder.

RESULTS OF OPERATIONS -- FLORIDA HAC

     The following table sets forth certain historical selected financial data and data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                                                  NINE MONTHS
                                                 YEAR ENDED DECEMBER 31                        ENDED SEPTEMBER 30
                                       ------------------------------------------  ------------------------------------------
                                         1994       1994       1995       1995       1995       1995       1996       1996
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                                  (UNAUDITED)
Revenues.............................  $  15,845      100.0% $  14,510      100.0% $  11,057      100.0% $  11,267      100.0%
Cost of services.....................     12,079       76.2     10,541       72.6      8,248       74.6      8,438       74.9
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit.........................      3,766       23.8      3,969       27.4      2,809       25.4      2,829       25.1
Selling, general and administrative
  expenses...........................      3,321       21.0      3,738       25.8      2,697       24.4      2,839       25.2
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations........  $     445        2.8  $     231        1.6  $     112        1.0  $     (10)      (0.1)
                                       =========  =========  =========  =========  =========  =========  =========  =========

UNAUDITED INTERIM RESULTS

     REVENUES -- Revenues increased $.2 million, or 1.8%, from $11.1 million for the nine months ended September 30, 1995 to $11.3 million for the nine months ended September 30, 1996.

     COST OF SERVICES -- Cost of services increased $.2 million, or 2.4%, from $8.2 million for the nine months ended September 30, 1995 to $8.4 million for the nine months ended September 30, 1996 and increased 0.3% as a percentage of revenues from 74.6% for the nine months ended September 30, 1995 to 74.9% for the nine months ended September 30, 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $0.1 million, or 3.7%, from $2.7 million for the nine months ended September 30, 1995 to $2.8 million for the nine months ended September 30, 1996.

1995 COMPARED TO 1994

     REVENUES -- Revenues decreased $1.3 million, or 8.2%, from $15.8 million in 1994 to $14.5 million in 1995. The decrease in revenues was primarily attributable to a decrease in apartment complex installations.

     COST OF SERVICES -- Cost of services decreased $1.6 million, or 13.2%, from $12.1 million in 1994 to $10.5 million in 1995 and decreased 3.6% as a percentage of revenues from 76.2% for 1994 to 72.6% for 1995. These decreases were primarily attributable to a change in the mix of services from lower margin apartment complexes to higher margin residential homes and improvements in vendor pricing.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $0.4 million, or 12.1%, from $3.3 million in 1994 to $3.7 million in 1995. This increase resulted primarily from increases in compensation paid to shareholders.

LIQUIDITY AND CAPITAL RESOURCES -- FLORIDA HAC

     The following table sets forth selected information from Florida HAC's statements of cash flows (dollars in millions):

                                                               NINE MONTHS
                                          YEAR ENDED              ENDED
                                         DECEMBER 31           SEPTEMBER 30
                                     --------------------  --------------------
                                       1994       1995       1995       1996
                                     ---------  ---------  ---------  ---------
                                                               (UNAUDITED)
Net cash provided by operating
  activities........................ $     0.6  $     0.5  $     0.5  $     0.1
Net cash used in investing
  activities........................      (0.2)      (0.2)      (0.2)      (0.1)
Net cash provided by (used in)
  financing activities..............      (0.1)       0.0       (0.5)      (0.6)
                                     ---------  ---------  ---------  ---------
Net increase (decrease) in cash and
  cash equivalents.................. $     0.3  $     0.3  $    (0.2) $    (0.6)
                                     =========  =========  =========  =========

     Net cash provided by operating activities consisted primarily of net income plus depreciation and amortization. Net cash used in investing activities consisted of capital expenditures for property and equipment. Net cash provided by (used in) financing activities resulted from borrowing and repayments of long-term obligations and capital lease obligations and advances to/from the shareholders of the Company.

     Florida HAC had working capital of $0.3 million as of September 30, 1996. Florida HAC historically funded its operations with cash flows from operations and borrowings from lenders and its stockholders.

RESULTS OF OPERATIONS -- MERIDIAN & HOOSIER

     The following table sets forth certain historical selected financial data of Meridian & Hoosier and that data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                                                  NINE MONTHS
                                                                                                     ENDED
                                                 YEAR ENDED DECEMBER 31                           SEPTEMBER 30
                                       ------------------------------------------  ------------------------------------------
                                               1994                  1995                  1995                  1996
                                       --------------------  --------------------  --------------------  --------------------
                                                                                                  (UNAUDITED)
Revenues.............................  $   8,066      100.0% $  10,133      100.0% $   7,499      100.0% $  11,508      100.0%
Cost of services.....................      5,797       71.9      7,281       71.9      5,357       71.4      7,795       67.7
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit.........................      2,269       28.1      2,852       28.1      2,142       28.6      3,713       32.3
Selling, general and administrative
  expenses...........................      1,988       24.6      2,350       23.2      1,660       22.1      2,785       24.2
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income from operations...............  $     281        3.5  $     502        4.9  $     482        6.5  $     928        8.1
                                       =========  =========  =========  =========  =========  =========  =========  =========

UNAUDITED INTERIM RESULTS

     REVENUES -- Revenues increased $4.0 million, or 53.3%, from $7.5 million for the nine months ended September 30, 1995 to $11.5 million for the nine months ended September 30, 1996. Approximately $1.5 million of this increase was attributable to the purchase of Sagamore Heating & Cooling ("Sagamore") on January 1, 1996, and a majority of the remaining increase was due to increased sales of residential replacement services.

     COST OF SERVICES -- Cost of services increased $2.4 million, or 44.4%, from $5.4 million for the nine months ended September 30, 1995 to $7.8 million for the nine months ended September 30, 1996, but declined 3.7% as a percentage of revenues from 71.4% for the nine months ended September 30, 1995 to 67.7% for the nine months ended September 30, 1996. The dollar increase in cost of services was primarily attributable to the increased sales for the nine months ended September 30, 1996. The decrease as a percentage of revenues was primarily attributable to improvements in equipment purchasing resulting from the Sagamore acquisition and changes in the mix of services provided.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $1.1 million, or 64.7%, from $1.7 million for the nine months ended September 30, 1995 to $2.8 million for the nine months ended September 30, 1996. This increase was primarily attributable to added administrative staff resulting from the acquisition of Sagamore and increased marketing and selling expenses.

1995 COMPARED TO 1994

     REVENUES -- Revenues increased $2.0 million, or 24.7%, from $8.1 million in 1994 to $10.1 million in 1995. The increase in revenues was primarily attributable to increased residential equipment replacement sales of approximately $1.2 million and the start-up of a new construction division.

     COST OF SERVICES -- Cost of services increased $1.5 million, or 25.9%, from $5.8 million in 1994 to $7.3 million in 1995 and was consistent with the increase in sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $0.3 million, or 15.0%, from $2.0 million in 1994 to $2.3 million in 1995. This increase resulted from increased marketing efforts to improve market share.

LIQUIDITY AND CAPITAL RESOURCES -- MERIDIAN & HOOSIER

     The following table sets forth selected information from Meridian & Hoosier's statements of cash flows (dollars in millions):

                                                               NINE MONTHS
                                          YEAR ENDED              ENDED
                                         DECEMBER 31           SEPTEMBER 30
                                     --------------------  --------------------
                                       1994       1995       1995       1996
                                     ---------  ---------  ---------  ---------
                                                               (UNAUDITED)
Net cash provided by operating
  activities........................ $     0.4  $     0.7  $     0.3  $     0.9
Net cash used in investing
  activities........................      (0.5)      (0.2)      (0.1)      (1.1)
Net cash provided by (used in)
  financing activities..............       0.3       (0.1)      (0.1)       0.8
                                     ---------  ---------  ---------  ---------
Net increase (decrease) in cash and
  cash equivalents.................. $     0.2  $     0.4  $     0.1  $     0.6
                                     =========  =========  =========  =========

     Net cash provided by operating activities consisted primarily of net income plus depreciation and amortization. Net cash used in investing activities consisted of capital expenditures for property and equipment and the acquisition in 1996 of Sagamore. Net cash provided by (used in) financing activities resulted from borrowing and repayments of long-term obligations and capital lease obligations.

     Meridian & Hoosier had working capital of $0.6 million as of September 30, 1996. It historically funded its operations with cash flows from operations and borrowings from lenders and its sole stockholder.

RESULTS OF OPERATIONS -- A-ABC

     The following table sets forth certain historical selected financial data of A-ABC and that data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                                                       NINE MONTHS
                                                                                                          ENDED
                                           YEAR ENDED DECEMBER 31                                      SEPTEMBER 30
                      ----------------------------------------------------------------  ------------------------------------------
                              1993                  1994                  1995                  1995                  1996
                      --------------------  --------------------  --------------------  --------------------  --------------------
                                                                                                       (UNAUDITED)
Revenues............  $  10,900      100.0% $   8,676      100.0% $   8,707      100.0% $   6,534      100.0% $   6,855      100.0%
Cost of services....      6,921       63.5      5,574       64.2      5,709       65.6      4,314       66.0      3,733       54.4
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit........      3,979       36.5      3,102       35.8      2,998       34.4      2,220       34.0      3,122       45.6
Selling, general and
  administrative
  expenses..........      2,830       26.0      2,444       28.2      2,348       27.0      1,722       26.4      2,084       30.4
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income from
  continuing
  operations........  $   1,149       10.5  $     658        7.6  $     650        7.4  $     498        7.6  $   1,038       15.2
                      =========  =========  =========  =========  =========  =========  =========  =========  =========  =========
Loss from
  discontinued
  operations........  $  (1,452)            $    (142)            $    (115)            $     (54)            $    (271)
                      =========             =========             =========             =========             =========

UNAUDITED INTERIM RESULTS

     REVENUES -- Revenues increased $0.4 million, or 6.1%, from $6.5 million for the nine months ended September 30, 1995 to $6.9 million for the nine months ended September 30, 1996. The increase in revenue was primarily attributable to a $0.2 increase in HVAC installations and a $0.1 million increase in appliance service.

     COST OF SERVICES -- Cost of services decreased $0.6 million, or 14.0%, from $4.3 million for the nine months ended September 30, 1995 to $3.7 million for the nine months ended September 30, 1996. This decrease was primarily due to an increase in volume purchase discounts and better utilization of employees, resulting in reduced labor costs as a percentage of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $0.4 million, or 23.5%, from $1.7 million for the nine months ended September 30, 1995 to $2.1 million for the nine months ended September 30, 1996.

1995 COMPARED TO 1994

     REVENUES -- Revenues remained constant at $8.7 million for 1994 and 1995.

     COST OF SERVICES -- Cost of services increased $0.1 million, or 1.8%, from $5.6 million in 1994 to $5.7 million in 1995.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses decreased $0.1 million, or 4.2%, from $2.4 million in 1994 to $2.3 million in 1995.

1994 COMPARED TO 1993

     REVENUES -- Revenues decreased $2.2 million, or 20.2%, from $10.9 million for 1993 to $8.7 million for 1994. The decrease was primarily attributable to decreases of $0.9 million, $0.7 million and $0.4 million from appliance service, HVAC installations and plumbing service, respectively.

     COST OF SERVICES -- Cost of services decreased $1.3 million, or 18.8%, from $6.9 million in 1993 to $5.6 million in 1994 and was consistent as a percentage of revenue with the reduction in revenue.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses decreased $0.4 million, or 14.3%, from $2.8 million in 1993 to $2.4 million in 1994. This decrease resulted from a $0.4 million reduction in advertising expense.

     LOSS FROM DISCONTINUED OPERATIONS -- Loss from discontinued operations decreased $1.4 million, or 93.3%, from a $1.5 million loss for 1993 to a $0.1 million loss for 1994. The decrease in the loss was primarily attributable to reductions of $0.6 million, $0.1 million and $0.3 million in salary and benefit cost, rent and property tax expense and advertising expense, respectively.

LIQUIDITY AND CAPITAL RESOURCES -- A-ABC

     The following table sets forth selected information from A-ABC's statements of cash flows (in millions):

                                                                 NINE MONTHS
                                          YEAR ENDED                ENDED
                                         DECEMBER 31            SEPTEMBER 30
                                    ----------------------     ---------------
                                    1993     1994     1995     1995      1996
                                    ----     ----     ----     -----     -----
                                                                 (UNAUDITED)
Net cash provided by operating
  activities.....................   $0.8     $0.3     $0.6     $ 0.1     $ 0.5
Net cash provided by (used in)
  investing activities...........   (1.2)     0.2     (0.4)     (0.2)     (0.6)
Net cash used in financing
  activities.....................    0.4     (0.4)    (0.1)      0.0      (0.1)
                                    ----     ----     ----     -----     -----
Net increase (decrease) in
  cash and cash equivalents......   $0.0     $0.1     $0.1     $(0.1)    $(0.2)
                                    ====     ====     ====     =====     =====

     From 1993 through the nine months ended September 30, 1996, A-ABC generated $2.2 million in net cash from operating activities.

     Cash used in investment activities was primarily attributable to purchasing additional trucks and the net change in the cash provided by (used in) discontinued operations.

     Cash used in financing activities consisted primarily of S corporation distributions to the Company's sole shareholder and net borrowings and repayments of long-term obligations.

     A-ABC had a working capital deficit of $1.2 million at September 30, 1996. It historically funded its operations with cash flows from operations and borrowings from lenders and its shareholder.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        ----
Historical Financial Statements

     American Residential Services,
      Inc. and Subsidiaries

          Report of Independent
          Public Accountants.........    31
          Consolidated Balance
          Sheets.....................    32
          Consolidated Statements of
          Operations.................    33
          Consolidated Statements of
          Stockholders' Equity.......    34
          Consolidated Statements of
          Cash Flows.................    35
          Notes to Consolidated
          Financial Statements.......    36

     American Residential Services,
     Inc.

          Report of Independent
          Public Accountants.........    48
          Balance Sheets.............    49
          Statements of Operations...    50
          Statements of Shareholders'
          Deficit....................    51
          Statements of Cash Flows...    52
          Notes to Financial
          Statements.................    53

     General Heating Engineering
     Company, Inc.

          Report of Independent
          Public Accountants.........    58
          Balance Sheets.............    59
          Statements of Operations...    60
          Statements of Shareholders'
          Equity.....................    61
          Statements of Cash Flows...    62
          Notes to Financial
          Statements.................    63

     Atlas Services, Inc., and
     Subsidiary

          Report of Independent
          Public Accountants.........    68
          Consolidated Balance
          Sheets.....................    69
          Consolidated Statements of
          Operations.................    70
          Consolidated Statements of
          Shareholders' Equity.......    71
          Consolidated Statements of
          Cash Flows.................    72
          Notes to Consolidated
          Financial Statements.......    73

     Enterprises Holding Company and
     Subsidiaries

          Consolidated Balance
          Sheet......................    81
          Consolidated Statement of
          Operations.................    82
          Consolidated Statement of
          Shareholders' Equity.......    83
          Consolidated Statement of
          Cash Flows.................    84
          Notes to Consolidated
          Financial Statements.......    85

                                        PAGE
                                        ----

     Service Enterprises, Inc., and
     Subsidiaries

          Report of Independent
          Public Accountants.........    93
          Consolidated Balance
          Sheets.....................    94
          Consolidated Statements of
          Operations.................    95
          Consolidated Statements of
          Shareholder's Equity.......    96
          Consolidated Statements of
          Cash Flows.................    97
          Notes to Consolidated
          Financial Statements.......    98

     Florida Heating and Air
     Conditioning, Inc., and Related
     Companies

          Report of Independent
          Public Accountants.........   105
          Combined Balance Sheets....   106
          Combined Statements of
          Operations.................   107
          Combined Statements of
          Shareholders' Equity.......   108
          Combined Statements of Cash
          Flows......................   109
          Notes to Combined Financial
          Statements.................   110

     DIAL ONE Meridian and Hoosier,
     Inc.

          Report of Independent
          Public Accountants.........   116
          Balance Sheets.............   117
          Statements of Operations...   118
          Statements of Shareholder's
          Equity.....................   119
          Statements of Cash Flows...   120
          Notes to Financial
          Statements.................   121

     ADCOT, Inc.

          Report of Independent
          Public Accountants.........   128
          Balance Sheets.............   129
          Statements of Operations...   130
          Statements of Shareholder's
          Deficit....................   131
          Statements of Cash Flows...   132
          Notes to Financial
          Statements.................   133

     Metro Heating and Air
     Conditioning, Inc.

          Report of Independent
          Public Accountants.........   137
          Balance Sheets.............   138
          Statements of Operations...   139
          Statements of Shareholders'
          Equity.....................   140
          Statements of Cash Flows...   141
          Notes to Financial
          Statements.................   142

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Residential Services, Inc.:

     We have audited the accompanying consolidated balance sheets of American Residential Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Residential Services, Inc., and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1, the accompanying consolidated financial statements reflect the Company on a historical basis with Atlas Services, Inc. as the accounting acquiror.

ARTHUR ANDERSEN LLP

Houston, Texas
March 14, 1997

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            DECEMBER 31
                                       ---------------------
                                         1995        1996
                                       ---------  ----------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $     241  $    6,641
     Accounts receivable --
          Trade, net of allowance of
            $40 and $729.............      2,164      20,167
          Other......................        212         872
     Costs and estimated earnings in
      excess of billings on
      uncompleted contracts..........        254         792
     Inventories.....................        532       9,652
     Prepaid expenses and other
      current assets.................        146       1,493
     Net assets of discontinued
      operations.....................     --             338
                                       ---------  ----------
               Total current
              assets.................      3,549      39,955
PROPERTY AND EQUIPMENT, net..........      3,137      17,450
GOODWILL, net........................     --         131,193
OTHER NONCURRENT ASSETS..............        406       1,157
                                       ---------  ----------
               Total assets..........  $   7,092  $  189,755
                                       =========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................  $     597  $      201
     Short-term debt.................        210      --
     Accounts payable and accrued
      expenses.......................      2,392      19,292
     Unearned revenue on service and
      warranty contracts.............        163       3,411
     Billings in excess of costs and
      estimated earnings on
      uncompleted contracts..........        476       1,542
                                       ---------  ----------
               Total current
              liabilities............      3,838      24,446
LONG-TERM DEBT, net of current
  maturities.........................      1,564      51,854
UNEARNED REVENUE ON SERVICE AND
  WARRANTY CONTRACTS.................     --             633
DEFERRED INCOME TAXES................        187       2,273
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.001 par
      value, 10,000,000 shares
      authorized;
       none issued and outstanding...     --          --
     Common stock, $.001 par value,
      50,000,000 shares authorized;
       1,066,656 and 10,370,865
      shares issued and
      outstanding....................          1          10
     Additional paid-in-capital......        128     120,735
     Retained earnings (deficit).....      1,374     (10,196)
                                       ---------  ----------
               Total stockholders'
              equity.................      1,503     110,549
                                       ---------  ----------
               Total liabilities and
              stockholders' equity...  $   7,092  $  189,755
                                       =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1994       1995       1996
                                       ---------  ---------  ---------
REVENUES.............................  $  19,183  $  22,048  $  64,229
COST OF SERVICES.....................     16,049     17,811     47,990
                                       ---------  ---------  ---------
     Gross Profit....................      3,134      4,237     16,239
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      3,138      3,022     13,411
COMPENSATION EXPENSE RELATED TO
  PURCHASE OF EHC (Note 1)...........     --         --          3,356
                                       ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS........         (4)     1,215       (528)
OTHER INCOME (EXPENSE):
     Financing Fees Related to
       Purchase of EHC (Note 1)......         --     --         (4,818)
     Interest Expense................       (143)      (134)      (439)
     Interest Income.................         13         17         12
     Other...........................        158         20        338
                                       ---------  ---------  ---------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES.....         24      1,118     (5,435)
PROVISION FOR INCOME TAXES...........          7        434        101
                                       ---------  ---------  ---------
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS.........................         17        684     (5,536)
LOSS FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAX..................     --         --             (3)
                                       ---------  ---------  ---------
NET INCOME (LOSS)....................  $      17  $     684  $  (5,539)
                                       =========  =========  =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING........................      1,067      1,067      3,259
                                       =========  =========  =========
EARNINGS PER SHARE:
     Continuing Operations...........  $    0.02  $    0.64  $   (1.70)
     Discontinued Operations.........     --         --         --
                                       ---------  ---------  ---------
          Total......................  $    0.02  $    0.64  $   (1.70)
                                       =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             COMMON STOCK       ADDITIONAL    RETAINED         TOTAL
                                          ------------------     PAID-IN      EARNINGS     STOCKHOLDERS'
                                           SHARES     AMOUNT     CAPITAL      (DEFICIT)       EQUITY
                                          ---------   ------    ----------    ---------    -------------
BALANCE, December 31, 1993..............      1,067    $  1      $     128    $     673      $     802
     Net income.........................     --        --           --               17             17
                                          ---------   ------    ----------    ---------    -------------
BALANCE, December 31, 1994..............      1,067       1            128          690            819
     Net income.........................     --        --           --              684            684
                                          ---------   ------    ----------    ---------    -------------
BALANCE, December 31, 1995..............      1,067       1            128        1,374          1,503
     Public Offering, net of Offering
       Costs............................      4,830       5         60,626       --             60,631
     Purchase of Founding Companies.....      3,184       3         29,231       --             29,234
     Purchase of Purchased Companies....      1,282       1         30,625       --             30,626
     Exercise of Warrant................          8                    125       --                125
     Cash Distributions to Founding
       Companies stockholders...........     --        --           --           (6,031)        (6,031)
     Net loss...........................     --        --           --           (5,539)        (5,539)
                                          ---------   ------    ----------    ---------    -------------
BALANCE, December 31, 1996..............     10,371    $ 10      $ 120,735    $ (10,196)     $ 110,549
                                          =========   ======    ==========    =========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31
                                                 --------------------------------
                                                   1994       1995        1996
                                                 ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).........................  $      17  $     684  $   (5,539)
     Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities --
          Depreciation and amortization........        369        491       1,649
          Stock portion of compensation and
              financing fees related to
              purchase of EHC..................     --         --           6,276
          Deferred income taxes (benefit)......       (135)       (51)        (20)
          Gain on sale of property and
              equipment........................     --         --             (59)
          Changes in operating assets and
            liabilities --
               (Increase) decrease in --
                     Accounts receivable.......       (655)      (505)       (222)
                     Costs and estimated
                         earnings in excess of
                         billings on
                         uncompleted
                         contracts.............       (456)       539         (62)
                     Inventories...............        (75)      (139)         44
                     Prepaid expenses and other
                         current assets........          4          7        (755)
                     Other noncurrent assets...        (96)       (67)        (94)
               Increase (decrease) in --
                     Accounts payable and
                         accrued expenses......      1,454       (219)     (1,749)
                     Unearned revenue on
                         service and warranty
                         contracts.............        111        (10)         56
                     Billings in excess of
                         costs and estimated
                         earnings on
                         uncompleted
                         contracts.............         23         52        (177)
                                                 ---------  ---------  ----------
                     Net cash provided by (used
                         in) operating
                         activities............        561        782        (652)
                                                 ---------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and
      equipment................................         50     --             239
     Additions to property and equipment.......       (949)      (258)     (1,691)
     Cash paid for acquisitions, net of cash
      acquired.................................     --         --         (44,458)
                                                 ---------  ---------  ----------
                     Net cash used in investing
                      activities...............       (899)      (258)    (45,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short- and long-term debt...      1,166        442      39,328
     Principal payments of short- and long-term
      debt.....................................       (992)      (843)    (40,495)
     Issuances of Common Stock, net of offering
      costs....................................     --             45      60,631
     Distributions to Founding Companies
      stockholders.............................     --         --          (6,031)
     Other, net................................     --         --            (471)
                                                 ---------  ---------  ----------
                     Net cash provided by (used
                      in) financing
                      activities...............        174       (356)     52,962
                                                 ---------  ---------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................       (164)       168       6,400
CASH AND CASH EQUIVALENTS, beginning of
  period.......................................        237         73         241
                                                 ---------  ---------  ----------
CASH AND CASH EQUIVALENTS, end of period.......  $      73  $     241  $    6,641
                                                 =========  =========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for --
     Interest..................................  $     218  $     177  $      656
     Income taxes..............................        226        252         184

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

     In October 1995, American Residential Services, Inc. ("ARS" or the "Company") was founded to create a leading national provider of (i) comprehensive maintenance, repair and replacement services for heating, ventilation and air conditioning, plumbing, electrical and other systems in homes and small commercial buildings and (ii) new installation of those systems in homes and small commercial facilities under construction. On September 27, 1996, ARS acquired in separate transactions seven residential service businesses (together with Enterprises Holding Company ("EHC"), which is the common parent of two of the businesses), (the "Founding Companies") in exchange for consideration consisting of a combination of cash and shares of its common stock, par value $.001 per share (the "Common Stock"). The Company's initial public offering (the "Offering") of ARS's Common Stock closed simultaneously with the closing of the acquisitions.

      For financial statement presentation purposes, Atlas Services, Inc. ("Atlas"), one of the Founding Companies, has been identified as the accounting acquiror. The acquisition of the remaining Founding Companies was accounted for using the purchase method of accounting, with the results of operations included from September 30, 1996, the effective closing date of the acquisitions for accounting purposes. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. The accompanying consolidated financial statements reflect the Company on a historical basis with Atlas as the accounting acquiror.

     During the fourth quarter of 1996, ARS acquired an additional 13 residential service businesses (the "Purchased Companies") which were also accounted for using the purchase method of accounting. The Founding Companies and Purchased Companies are referred to herein collectively as the "Acquired Businesses."

     In connection with the purchase of EHC, the purchase price paid to the shareholders of EHC in excess of the purchase price paid by EHC for its previous acquisition of Service Enterprises, Inc. and Adcot, Inc. is recorded as nonrecurring compensation expense of $3,356,000 and financing fees of $4,818,000 in the accompanying statements of operations for the year ended December 31, 1996.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of ARS and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  INVENTORIES

     Inventories consist of parts and supplies held for use in the ordinary course of business and are valued at the lower of cost or market using principally a weighted-average method.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property or equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

     Included in property and equipment are certain assets subject to capital leases. These assets are amortized using the straight-line method over the lesser of the life of the leases or the estimated useful life of the asset.

  GOODWILL

     Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. As of December 31, 1996, accumulated amortization was approximately $584,000.

     The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

  DEBT ISSUE COSTS

     Debt issue costs related to the Company's Credit Facility (see Note 7) are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of December 31, 1996, accumulated amortization was approximately $49,000.

  REVENUE RECOGNITION

     The Company recognizes revenue when the services are performed except when work is being performed under a construction contract. Revenues on residential and commercial service and maintenance contracts are recorded and collected monthly. Revenues from sales of extended warranties are recognized over the life of the warranty on a straight-line basis.

     Revenues from construction contracts are recognized on a percentage-of-completion method measured primarily on the basis of percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

  WARRANTY COSTS

     The Company typically warrants labor for the first year after installation on new air conditioning and heating units. The Company also generally warrants labor for 30 days after servicing of existing air conditioning and heating units. An allowance for warranty costs is recorded upon completion of installation or service.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  STOCK-BASED COMPENSATION

     The disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", are effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement encourages entities to account for employee stock option or similar equity instruments using a fair value approach for all such plans. However, it also allows an entity to continue to measure compensation costs for those plans using the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Those entities which elect to remain with the accounting in APB No. 25 are required to include pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company has elected to account for such plans under the provisions of APB No. 25. Therefore, there is no effect on the Company's financial position and results of operations as a result of this pronouncement. Reference is made to Note 8 for the SFAS No.123 disclosures.

  INCOME TAXES

     The Company files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to the respective date of acquisition. Acquired companies each file a "short period" federal income tax return through their respective acquisition date.

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  EARNINGS PER SHARE

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands).

                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1994       1995       1996
                                       ---------  ---------  ---------
Shares issued in the acquisition of
  Atlas..............................      1,067      1,067      1,067
Shares issued in the formation of
  ARS................................     --         --            318
Weighted average portion of shares
  issued to the remaining
  stockholders of the Founding
  Companies..........................     --         --            472
Weighted average portion of shares
  sold in the Offering...............     --         --          1,204
Weighted average portion of shares
  awarded to certain employees and
  consultants........................     --         --             10
Weighted average portion of shares
  issued for the acquisition of the
  Purchased Companies................     --         --             84
Stock options and warrant, net of
  assumed repurchases of common
  shares as treasury stock...........     --         --            104
                                       ---------  ---------  ---------
Weighted average shares
  outstanding........................      1,067      1,067      3,259
                                       =========  =========  =========

3.  BUSINESS COMBINATIONS:

     In addition to the acquisitions of the Founding Companies, during the fourth quarter of 1996, the Company acquired the Purchased Companies for an aggregate of approximately $41.2 million in cash and short-term notes and 1,282,910 shares of Common Stock. Funding of the cash portion of the purchase prices and repayment of indebtedness assumed in connection with the acquisitions was provided by borrowings under the Company's Credit Facility. The accompanying consolidated balance sheet includes preliminary allocations of the respective purchase price which are subject to final adjustment. Also, the purchase price is based on preliminary estimates of value assigned to the Company's Common Stock issued in all acquisitions accounted for under the purchase method of accounting which carry certain restrictions regarding disposition by the holders, and such value may be revised as additional information becomes available. Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of these acquisitions on the Company's results from continuing operations for the years ended December 31, 1995 and 1996. The unaudited pro forma data presented below consists of the income statement data from continuing operations as presented in these consolidated financial statements plus (i) the Founding Companies for the year ended December 31, 1995 and the nine months ended September 30, 1996 and (ii) all fourth quarter acquisitions as if the acquisitions were effective on the first day of the year being reported through the respective dates of acquisition (in thousands, except per share amounts) (unaudited).

                                             1995        1996
                                          ----------  ----------
Revenues................................  $  184,774  $  219,406
                                          ==========  ==========
Net income from continuing operations...  $    4,058  $    5,653
                                          ==========  ==========
Net income per share from continuing
  operations............................  $     0.39  $     0.54
                                          ==========  ==========

     Pro forma adjustments included in the amounts above primarily relate to:
(a) compensation differential, (b) adjustment for nonrecurring compensation expense of $3,356,000 and financing fees of $4,818,000 related to the purchase of EHC, (c) adjustment for rent expense on certain leased facilities, (d) adjustment for the effects of assets distributed to and costs of certain leases assumed by owners of certain of the Acquired Businesses, (e) adjustment for pro forma goodwill amortization expense using a 40-year estimated life, (f) elimination of historical interest expense related to certain obligations which were repaid or not assumed by the Company reduced by interest expense on borrowed funds used to pay the cash portion of the purchase price for Acquired Businesses, and (g) adjustment to the federal and state income tax

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

provisions based on pro forma operating results. Net income per share for 1995 and 1996 assumes all shares issued for the acquisitions of the Acquired Businesses had been outstanding for the periods presented.

     The following unaudited pro forma financial information presented below consists of income statement data from continuing operations as presented in these consolidated financial statements plus (i) the acquisition of the Founding Companies, assuming those acquisitions had occurred on January 1, 1996 and (ii) the acquisition of the Purchased Companies from their respective dates of acquisition for accounting purposes (in thousands, except per share amounts):

                                           DECEMBER
                                             31,
                                             1996
                                          ----------
                                          (UNAUDITED)
Revenue.................................  $  139,164
Cost of services........................     101,433
                                          ----------
Gross profit............................      37,731
Selling, general and administrative
  expenses..............................      30,642
                                          ----------
Income from operations..................       7,089
Interest expense........................         399
Interest and other income...............         556
                                          ----------
Pretax income from continuing
  operations............................       7,246
Provision for income taxes..............       3,362
                                          ----------
Net income from continuing operations...  $    3,884
                                          ==========
Weighted average shares outstanding.....       9,267
                                          ==========
Earnings per share from continuing
  operations............................  $     0.42
                                          ==========

     This unaudited pro forma financial information contains the same type of pro forma adjustments described above.

     The pro forma results presented are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the Acquired Businesses been combined at the beginning of the periods presented.

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                                DECEMBER 31
                                        ESTIMATED USEFUL   ---------------------
                                         LIVES IN YEARS      1995        1996
                                        ----------------   ---------  ----------
Land and land improvements.............     --             $     508  $    2,697
Buildings and leasehold improvements...    5-40                1,388       5,319
Transportation equipment...............     5                  2,069       8,500
Machinery and equipment................    5-7                   738       1,495
Furniture and fixtures.................    5-10                  313       1,946
                                                           ---------  ----------
                                                               5,016      19,957
Less -- Accumulated depreciation.......                        1,879       2,507
                                                           ---------  ----------
     Property and equipment, net.......                    $   3,137  $   17,450
                                                           =========  ==========

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consisted of the following (in thousands):

                                               DECEMBER 31
                                          ---------------------
                                            1995        1996
                                          ---------  ----------
Balance at beginning of year............  $      30  $       40
     Additions charged to costs and
       expenses.........................         40         164
     Deductions for uncollectible
       receivables written off..........        (30)        (63)
     Allowance for doubtful accounts at
       acquisition dates................     --             588
                                          ---------  ----------
Balance at end of year..................  $      40  $      729
                                          =========  ==========

     Accounts payable and accrued expenses consist of the following (in thousands):

                                               DECEMBER 31
                                          ---------------------
                                            1995        1996
                                          ---------  ----------
Accounts payable, trade.................  $   1,601  $    9,033
Accrued compensation and benefits.......        225       5,685
Accrued insurance.......................        269       1,648
Accrued warranty expense................     --             707
Federal and state income taxes
  payable...............................     --             509
Other accrued expenses..................        297       1,710
                                          ---------  ----------
                                          $   2,392  $   19,292
                                          =========  ==========

     Installation contracts in progress are as follows (in thousands):

                                               DECEMBER 31
                                          ---------------------
                                            1995        1996
                                          ---------  ----------
Costs incurred on contracts in
  progress..............................  $   2,411  $   11,162
Estimated earnings, net of losses.......      1,078       5,186
                                          ---------  ----------
                                              3,489      16,348
Less -- Billings to date................      3,711      17,098
                                          ---------  ----------
                                          $    (222) $     (750)
                                          =========  ==========

     The following are included in the accompanying balance sheets under the following captions (in thousands):

                                               DECEMBER 31
                                          ---------------------
                                            1995        1996
                                          ---------  ----------
Costs and estimated earnings in excess
  of billings
  on uncompleted contracts..............  $     254  $      792
Billings in excess of costs and
  estimated earnings
  on uncompleted contracts..............       (476)     (1,542)
                                          ---------  ----------
                                          $    (222) $     (750)
                                          =========  ==========

6.  DISCONTINUED OPERATIONS:

     In 1996, the Company decided to discontinue its retail appliance sales division in order to concentrate its financial and human resources on its core residential services business. The net loss of this division subsequent to September 30, 1996 is included in the statements of operations under discontinued operations

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and therefore revenues, costs of sales, selling, general and administrative expenses, other income and expense, and income taxes exclude amounts associated with the discontinued division. Revenues from this division were approximately $2.9 million from the date of acquisition by ARS through December 31, 1996. Certain expenses have been allocated to discontinued operations, which were allocated based upon estimated divisional usage. All assets of the operations are expected to be sold in 1997.

     The components of net assets of discontinued operations included in the consolidated balance sheet are as follows: (in thousands)

Net working capital.....................  $     218
Property and equipment, net.............        120
                                          ---------
                                          $     338
                                          =========

7.  SHORT- AND LONG-TERM DEBT:

     Short-term debt consisted of a revolving line of credit payable to a bank with interest due monthly at 9.375 percent and was secured by certain accounts receivable and inventory. The amount outstanding at December 31, 1995 was $210,000. The revolving line of credit was terminated upon the consummation of the Offering.

     Long-term debt consists of the following (in thousands):

                                           DECEMBER 31
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Notes payable to banks bearing
  interest ranging from
  5.9% to 13.3%, repaid in 1996 with
  proceeds from
  the Company's Credit Facility......  $   2,035  $  --
Credit Facility (see below)..........     --         27,200
Notes payable to selling shareholders
  of certain Purchased Companies
  repaid in January 1997 from
  borrowing under Credit Facility....     --         24,613
Other................................        126        242
                                       ---------  ---------
                                           2,161     52,055
Less -- Current maturities...........        597        201
                                       ---------  ---------
                                       $   1,564  $  51,854
                                       =========  =========

     On March 3, 1997, the Company increased the total commitment of its credit facility (the "Credit Facility") from $55 million, which was in place at December 31, 1996, to $100 million. The Credit Facility provides the Company with a revolving line of credit up to $100 million, which may be used for general corporate purposes, including the funding of any cash that may be paid in connection with acquisitions, the refinancing of indebtedness of businesses acquired, capital expenditures and working capital. Loans under the Credit Facility bear interest, at the Company's option, at the designated variable base rate plus margins ranging from 0 to 50 basis points, or at a designated London interbank offering rate (LIBOR) plus a margin ranging from 100 to 200 basis points, depending on the ratio of the Company's interest-bearing debt to its trailing earnings before interest, taxes, depreciation and amortization. The margin is reset on a quarterly basis and also may be reset upon the closing of an acquisition involving cash consideration in excess of $5 million or upon a principal repayment in excess of $5 million. Commitment fees of 30 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a sublimit for standby letters of credit of up to $5.0 million. The Credit Facility also requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), does not permit the

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company to incur or assume other indebtedness in excess of 5% of consolidated net worth and will require the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. ARS has also pledged the stock of its subsidiaries to guarantee repayment of the indebtedness under the Credit Facility. As of December 31, 1996, the Company had $27.2 million in outstanding borrowings under the Credit Facility, bearing interest at a weighted average rate of approximately 7.40%.

     Prime rate at December 31, 1996 was 8.25%. LIBOR rates were 5.50%, 5.53%, 5.56% and 5.59% for the 30 day, 60 day, 90 day and 180 day LIBOR, respectively.

     The aggregate maturities of long-term debt as of December 31, 1996 are as follows and reflect the January 1997 repayment of amounts due to sellers of certain Purchased Companies with borrowings under the Credit Facility (in thousands):

Year ending December 31 --
     1997............................  $     201
     1998............................         41
     1999............................     51,813
                                       ---------
                                       $  52,055
                                       =========

     Management estimates that the fair value of its debt obligations approximates the historical value of $52.1 million at December 31, 1996.

8.  STOCK OPTIONS AND WARRANTS:

  STOCK OPTIONS

     The Company has approved a 1996 Incentive Plan (the Plan), which amended and restated a prior stock option plan and provides for the granting or awarding of stock options and stock appreciation rights to non-employee directors, officers and other key employees and independent contractors. The Company accounts for this Plan under APB Opinion No. 25, and no compensation expense has been recognized. The number of shares authorized and reserved for issuance under the Plan is limited to the greater of 1,550,000 shares or 15 percent of the number of shares of Common Stock outstanding on the last day of the preceding calendar quarter (1,550,000 shares at December 31, 1996). In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's Board of Directors. As of December 31, 1996, the Company has granted 10 year options covering an aggregate of 1,504,500 shares of Common Stock.

     The following table summarizes activity under the Plan for the year ended December 31, 1996:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                        EXERCISE      EXERCISE
                                         SHARES          PRICE         PRICE
                                        ---------    --------------   --------
Outstanding at December 31, 1995.....      --              --           --
     Granted.........................   1,554,500    $8.00 - $23.75    $13.09
     Exercised.......................      --              --           --
     Forfeited and canceled..........     (50,000)       $15.00        $15.00
                                        ---------
Outstanding at December 31, 1996.....   1,504,500                      $12.59
                                        =========
Weighted average fair value of
  options granted during 1996........   $    6.18
Weighted average remaining
  contractual life...................   9.35 years

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1996, no option shares were exercisable. Unexercised options expire at various dates from January 2006 through December 2006.

     If the Company had recorded compensation cost for the Plan consistent with SFAS No. 123, net loss and loss per share would have been increased by the following pro forma amounts (in thousands, except per share data):

                                           YEAR ENDED
                                        DECEMBER 31, 1996
Net Loss:
     As Reported.....................        $(5,539)
     Pro forma.......................        $(6,514)
Loss Per Share:
     As Reported.....................        $ (1.70)
     Pro forma.......................        $ (2.00)

     The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 32.19%; risk-free interest rate of 6.72%; and expected lives of 10 years.

  STOCK WARRANT

     During 1996, the Company issued a warrant to purchase 100,000 shares of Common Stock exercisable at $15.00 per share. The warrant is exercisable, in whole or in part, at any time until September 27, 2001. The number of shares represented by the warrant is subject to adjustment for stock dividends, stock splits and similar events.

9.  LEASES:

     The Company leases facilities under noncancellable leases. The following represents future minimum rental payments under noncancellable operating leases (in thousands):

Year ending December 31 --
     1997...............................  $   3,486
     1998...............................      3,044
     1999...............................      2,836
     2000...............................      2,554
     2001...............................      1,912
     Thereafter.........................      7,005
                                          ---------
                                          $  20,837
                                          =========

     Rental expense for the years ended December 31, 1994, 1995, and 1996 was approximately $88,000, $174,000, and $896,000, respectively. Included in these amounts are rent expenses and commissions paid to related parties of approximately $25,000, $82,000, and $330,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  INCOME TAXES:

     Federal and state income tax provisions (benefits) are as follows (in thousands):

                                               YEAR ENDED DECEMBER 31
                                          ---------------------------------
                                             1994        1995       1996
                                          -----------  ---------  ---------
Federal --
     Current............................   $       6   $     420  $     108
     Deferred...........................          --         (44)        (4)
State --
     Current............................           1          65         13
     Deferred...........................          --          (7)       (16)
                                                 ---   ---------  ---------
                                           $       7   $     434  $     101
                                                 ===   =========  =========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income tax as follows (in thousands):

                                               YEAR ENDED DECEMBER 31
                                          ---------------------------------
                                             1994        1995       1996
                                          -----------  ---------  ---------
Tax provision at the statutory rate.....   $       8   $     380  $  (1,902)
Increase (decrease) resulting from --
     State income taxes.................      --              38         13
     Nondeductible expenses.............      --              29        145
     Nondeductible costs related to
       purchase of EHC..................      --          --          1,740
     Other..............................          (1)        (13)       105
                                                 ---   ---------  ---------
                                           $       7   $     434  $     101
                                                 ===   =========  =========

     Deferred income tax provisions result from temporary differences in the recognition of revenues and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following (in thousands):

                                          YEAR ENDED DECEMBER
                                                   31
                                          --------------------
                                            1995       1996
                                          ---------  ---------
Accruals and reserves not deductible
  until paid............................  $    (180) $    (401)
Net changes in accounting methods for
  Acquired Businesses...................     --          2,170
Depreciation and amortization...........        196         99
Prepaids not deductible until paid......     --            304
Other...................................         45        176
                                          ---------  ---------
Total deferred income tax liabilities...  $      61  $   2,348
                                          =========  =========

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                            YEAR ENDED
                                           DECEMBER 31
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Deferred tax assets --
     Current.........................  $    (235) $    (821)
     Long-term.......................         (7)      (609)
                                       ---------  ---------
          Total......................       (242)    (1,430)
                                       ---------  ---------
Deferred tax liabilities --
     Current.........................        109        896
     Long-term.......................        194      2,882
                                       ---------  ---------
          Total......................        303      3,778
                                       ---------  ---------
          Net deferred income tax
             liabilities.............  $      61  $   2,348
                                       =========  =========

11.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or consolidated results of operations.

  INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. During the fourth quarter of 1996, the Company established a self-insurance retention program for a portion of its medical claims. The Company is now responsible for the first $75,000 per employee of medical claims filed under its medical insurance policy. In addition, the Company established a self-insurance retention program for damages to Company-owned vehicles. The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the self-insurance retention for claims occurring through December 31, 1996. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

12.  EMPLOYEE BENEFIT PLANS:

     Prior to the Offering, Atlas maintained a defined contribution profit-sharing plan which covered substantially all employees. Atlas's contributions during the years ended 1994 and 1995 and the nine months ended September 30, 1996 were $42,000, $21,000 and $35,000, respectively.

     On September 26, 1996, effective with the Offering, the Company established a defined contribution profit-sharing plan which qualifies under Section 401(k) of the Internal Revenue Code. Participation in the plan is available to substantially all employees. Eligible employees may contribute up to the lesser of 15 percent of their annual compensation or the maximum amount permitted under IRS regulations to their 401(k) account. The Company matches the contributions of participating employees on the basis of the percentages specified in the plan. Company matching contributions to this plan, which may be invested in the Common Stock, were approximately $91,000 in 1996. The Company also may make additional discretionary contributions.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  SUBSEQUENT EVENTS (UNAUDITED):

  ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1996

     In the first quarter of 1997, the Company acquired all the outstanding stock or assets of ten companies in exchange for 1,308,752 shares of Common Stock and $640,000 in cash. These companies provide installation and maintenance, repair and replacement of plumbing, air conditioning and heating and electrical systems. Eight of these acquisitions will be accounted for as poolings-of-interests.

     The following table summarizes the unaudited restated consolidated revenues, net income (loss) and per share data from continuing operations of the Company after giving effect to these transactions (in thousands, except per share data).

                                                    FOR THE YEAR ENDED DECEMBER 31 (UNAUDITED)
                                        ------------------------------------------------------------------
                                               1994                  1995                    1996
                                        ------------------    ------------------    ----------------------
                                                     NET                   NET                  NET INCOME
                                        REVENUES    INCOME    REVENUES    INCOME    REVENUES      (LOSS)
                                        --------    ------    --------    ------    --------    ----------
Revenues and net income (loss):
  As presently reported..............   $19,183     $  17     $22,048     $ 684     $64,229      $ (5,539)
  Subsequent acquisitions............    21,968       452      26,353       924      31,289         1,231
                                        --------    ------    --------    ------    --------    ----------
  As restated........................   $41,151     $ 469     $48,401    $1,608     $95,518      $ (4,308)
                                        ========    ======    ========    ======    ========    ==========
Net income (loss) per share:
  As presently reported..............               $0.02                 $0.64                  $  (1.70)
  Subsequent acquisitions............                0.18                  0.04                      0.75
                                                    ------                ------                ----------
  As restated........................               $0.20                 $0.68                  $  (0.95)
                                                    ======                ======                ==========

  CONVERTIBLE SUBORDINATED NOTES OFFERING

     On March 27, 1997, the Company commenced a Rule 144A offering of 7 1/4% convertible subordinated notes due 2004 (the "Notes") in the aggregate principal amount of $55 million, prior to exercise of any over-allotment option. Upon issuance, the Notes will be unsecured obligations and will be convertible into Common Stock of the Company based on certain conditions. The Company intends to use the net proceeds of the offering of the Notes to repay certain indebtedness under its existing Credit Facility and for general corporate purposes. The Company anticipates that the closing of the offering will occur on April 2, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Residential Services, Inc.:

     We have audited the accompanying balance sheets of American Residential Services, Inc. (a Delaware corporation), as of December 31, 1995 and June 30, 1996, and the related statements of operations, shareholders' deficit and cash flows from Inception (October 24, 1995) through December 31, 1995 and for the six months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Residential Services, Inc. as of December 31, 1995 and June 30, 1996 and the results of its operations and its cash flows from Inception through December 31, 1995 and for the six months ended June 30, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
August 21, 1996 (except with respect
  to the matter discussed in Note 7,
  as to which the date is September 9, 1996)

                      AMERICAN RESIDENTIAL SERVICES, INC.
                                 BALANCE SHEETS

                                        DECEMBER 31,      JUNE 30,
                                            1995            1996
                                        ------------   --------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......    $    9,784    $      235,088
     Prepaid expenses and other
       current assets................         3,327            46,957
                                        ------------   --------------
          Total current assets.......        13,111           282,045
PROPERTY AND EQUIPMENT, net..........       --                 45,141
OTHER NONCURRENT ASSETS..............        19,325         3,297,698
                                        ------------   --------------
          Total assets...............    $   32,436    $    3,624,884
                                        ============   ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Short-term debt.................    $   50,000    $    1,200,000
     Accounts payable and accrued
       expenses......................       141,077         3,437,334
                                        ------------   --------------
          Total current
             liabilities.............       191,077         4,637,334
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred Stock: $.001 par
       value, 10,000,000 shares
       authorized; none issued or
       outstanding...................       --               --
     Common stock, $.001 par value,
       50,000,000 shares authorized,
       449,471 shares issued and
       outstanding...................           449               449
     Additional paid-in capital......           551               551
     Deficit.........................      (159,641)       (1,013,450)
                                        ------------   --------------
          Total shareholders'
             deficit.................      (158,641)       (1,012,450)
                                        ------------   --------------
          Total liabilities and
             shareholders' deficit...    $   32,436    $    3,624,884
                                        ============   ==============

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN RESIDENTIAL SERVICES, INC.
                            STATEMENTS OF OPERATIONS

                                            INCEPTION            SIX
                                        (OCTOBER 24, 1995)      MONTHS
                                             THROUGH            ENDED
                                           DECEMBER 31,        JUNE 30,
                                               1995              1996
                                        ------------------   ------------
REVENUES.............................       $ --             $    --
COST OF SERVICES.....................         --                  --
                                        ------------------   ------------
     Gross profit....................         --                  --
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES.............................          159,641            833,997
OPERATING LOSS.......................         (159,641)          (833,997)
                                        ------------------   ------------
INTEREST EXPENSE.....................         --                  (19,812)
                                        ------------------   ------------
NET LOSS.............................       $ (159,641)      $   (853,809)
                                        ==================   ============

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN RESIDENTIAL SERVICES, INC.
                      STATEMENTS OF SHAREHOLDERS' DEFICIT

                                          COMMON STOCK        ADDITIONAL                         TOTAL
                                       -------------------      PAID-IN                      SHAREHOLDERS'
                                        SHARES     AMOUNT       CAPITAL        DEFICIT          DEFICIT
                                       ---------   -------    -----------   --------------   -------------
BALANCE, Inception,
  October 24, 1995...................     --       $ --         $--         $     --          $   --
     Stock Issuance..................    449,471      449           551           --                 1,000
     Net loss........................     --         --          --               (159,641)       (159,641)
                                       ---------   -------    -----------   --------------   -------------
BALANCE, December 31, 1995...........    449,471      449           551           (159,641)       (158,641)
     Net loss........................     --         --          --               (853,809)       (853,809)
                                       ---------   -------    -----------   --------------   -------------
BALANCE, June 30, 1996...............    449,471   $  449       $   551     $   (1,013,450)   $ (1,012,450)
                                       =========   =======    ===========   ==============   =============

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN RESIDENTIAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                            INCEPTION
                                        (OCTOBER 24, 1995)     SIX MONTHS
                                             THROUGH              ENDED
                                           DECEMBER 31,         JUNE 30,
                                               1995               1996
                                        ------------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss........................       $ (159,641)        $  (853,809)
Adjustments to reconcile net loss to
  net cash used in operating
  activities --
     Depreciation and amortization...         --                     2,606
     Changes in operating assets and
       liabilities --
     Increase in --
          Prepaid expenses and other
             current assets..........           (3,327)            (43,630)
          Other noncurrent assets....          (19,325)         (3,278,373)
     Increase in --
          Accounts payable and
             accrued expenses........          141,077           3,296,257
                                        ------------------     -----------
     Net cash used in operating
       activities....................          (41,216)           (876,949)
                                        ------------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and
       equipment.....................         --                   (47,747)
                                        ------------------     -----------
     Net cash used in investing
       activities....................         --                   (47,747)
                                        ------------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of short-term debt...           50,000           1,150,000
     Proceeds from issuance of common
       stock.........................            1,000             --
                                        ------------------     -----------
          Net cash provided by
             financing activities....           51,000           1,150,000
                                        ------------------     -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................            9,784             225,304
CASH AND CASH EQUIVALENTS, beginning
  of period..........................         --                     9,784
                                        ------------------     -----------
CASH AND CASH EQUIVALENTS, end of
  period.............................       $    9,784         $   235,088
                                        ==================     ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN RESIDENTIAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     American Residential Services, Inc. (ARS or the Company), was founded on October 24, 1995 to create a leading national provider of (i) comprehensive maintenance, repair and replacement services for heating, ventilating and air conditioning, plumbing, electrical, and other systems in homes and commercial buildings and (ii) new installation services of those systems in homes and commercial facilities under construction. ARS intends to acquire seven local and regional residential services companies (the Acquisitions), complete an initial public offering (the Offering) of its common stock and, subsequent to the Offering, continue to acquire, through merger or purchase, similar companies to expand its national and regional operations. In June 1996, ARS filed a registration on Form S-1 for the sale of its common stock.

     ARS's primary assets at December 31, 1995 and June 30, 1996 are cash and deferred offering costs. ARS has not conducted any operations, and all activities to date have related to the Acquisitions and the Offering. Cash of $1,000 was generated from the initial capitalization of the Company (see Note
4). There is no assurance that the Acquisitions discussed below will be completed and that ARS will be able to generate future operating revenues. Funding for the deferred offering costs has been provided by Equus II Incorporated (Equus II). ARS is dependent upon the Offering to fund the amounts due to Equus II, the pending acquisitions and future operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are received or settled.

     The Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of ultimate realizability. Accordingly, no income tax benefit has been recorded for current year losses.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                      AMERICAN RESIDENTIAL SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

     As of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," will be effective for the Company. SFAS No. 123 permits, but does not require, a fair value-based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. As permitted by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share, as applicable, in the notes to future consolidated financial statements.

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Prepaid expenses and other current assets consists of the following:

                                         DECEMBER 31,        JUNE 30,
                                            1995              1996
                                        -------------      ----------
Prepaid insurance....................      $--             $   39,291
Other................................        3,327              7,666
                                        -------------      ----------
                                           $ 3,327         $   46,957
                                        =============      ==========

Other noncurrent assets consists of
  the following:


                                        DECEMBER 31,        JUNE 30,
                                            1995              1996
                                        -------------      ----------
Deferred offering costs..............      $19,325         $3,225,040
Other................................       --                 72,658
                                        -------------      ----------
                                           $19,325         $3,297,698
                                        =============      ==========

     Accounts payable and accrued expenses consist of the following:

                                        DECEMBER 31,     JUNE 30,
                                            1995           1996
                                        ------------   ------------
Accrued accounting and legal
  expense............................     $ --         $  3,134,310
Accrued compensation and benefits....       79,167          249,643
Other accrued expenses...............       61,910           53,381
                                        ------------   ------------
                                          $141,077     $  3,437,334
                                        ============   ============

  SHORT-TERM DEBT:

     The Company had borrowings from Equus II under a $2.6 million credit facility totaling $50,000 and $1,200,000 at December 31, 1995 and June 30, 1996, respectively. The borrowings are unsecured, bear interest at prime plus .25 percent (8.5 percent at June 30, 1996) and mature December 31, 1996. A portion of this facility is convertible into 10 percent of the outstanding common stock of ARS prior to completion of the Offering.

                      AMERICAN RESIDENTIAL SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  SHAREHOLDERS' DEFICIT:

     In connection with the organization and initial capitalization of ARS, the Company issued 1,000 shares of common stock for $1,000 (see Note 7).

5.  COMMITMENTS AND CONTINGENCIES:

  BONUS AWARDS

     In June 1996, the Board of Directors granted certain key employees incentive cash bonus awards for 1996 which are based, subject to the overall performance of the Company, on the performance of the Common Stock after the Offering as compared to the performance of each of the stocks included in the Standard & Poor's 500 Stock Index (the S&P 500). The amount of each award will be determined by multiplying the officer's annual base salary by a percentage determined by ranking the Common Stock's price performance, including reinvested dividends, if any (Total Stockholder Return), among Total Stockholder Returns of all the stocks in the S&P 500.

6.  RELATED PARTY TRANSACTION:

     The Company has signed a definitive agreement to acquire Enterprises Holding Company (EHC), a related company through common ownership, to be effective with the Offering. EHC will be acquired for a total consideration, subject to a working capital adjustment, consisting of 378,400 shares of Common Stock and the assumption and/or repayment of approximately $17.3 million of indebtedness and other obligations (including $2.6 million of EHC preferred stock being converted into 137,139 shares of Common Stock and $0.5 million cash), approximately $14.3 million of which will be repaid either out of a portion of the net proceeds of the Offering or through bank borrowings.

7.  CAPITAL STOCK, STOCK OPTIONS AND WARRANTS:

     ARS effected a 333-for-one-stock split on February 2, 1996, and an approximately 1.35 for-one-stock split on June 14, 1996 of its common stock for each share of common stock then outstanding. In addition, on February 2, 1996, authorized shares were increased from 1,000 to 50,000,000. The effects of the common stock dividends have been retroactively reflected on the balance sheet and in the accompanying notes.

                      AMERICAN RESIDENTIAL SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has approved the 1996 Incentive Plan (the Plan), which amends and restates the 1996 Stock Option Plan and provides for the granting or awarding of stock options and stock appreciation rights to nonemployee directors, officers and other key employees (including officers of the Founding Companies) and independent contractors. The number of shares authorized and reserved for issuance under the Plan is limited to the greater of 1,550,000 shares or 15 percent of the number of shares of Common Stock outstanding on the last day of the preceding calendar quarter. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's Board of Directors. As of September 9, 1996, the Company has granted 10 year options covering an aggregate of 1,445,000 shares of common stock. Management believes the option price of the options granted is equal to or in excess of the market value of the stock at the date of grant.

                                         OPTIONS             OPTION
            DATE OF GRANT                GRANTED             PRICE
-------------------------------------   ---------        --------------
January 31, 1996.....................     495,000           $ 8.00
March 6, 1996........................      75,000             9.60
March 29, 1996.......................      25,000            10.20
April 30, 1996.......................      50,000            10.80
June 12, 1996........................     655,000        Offering Price
July 15, 1996........................      85,000        Offering Price
August 30, 1996......................      15,000        Offering Price
September 9, 1996....................      45,000        Offering Price
                                        ---------
                                        1,445,000
                                        =========

     ARS and separate wholly owned subsidiaries have signed definitive agreements to acquire by merger seven companies (the Founding Companies) to be effective with the Offering. The Founding Companies are General Heating Engineering Company, Inc.; Atlas Services, Inc., and Subsidiary; Service Enterprises, Inc. and subsidiaries (Crown); Florida Heating and Air Conditioning, Inc., and Related Companies; DIAL ONE Meridian and Hoosier, Inc.; ADCOT, Inc. (A-ABC); and Climatic Corporation of Vero Beach. Crown and A-ABC will be acquired indirectly through the direct acquisition of their parent corporation, EHC. The aggregate consideration that will be paid by ARS to acquire the Founding Companies is, subject to working capital adjustments, approximately $34.8 million in cash and 2,805,065 shares of ARS common stock (based on an assumed initial public offering price of $15 per share, the midpoint of the estimated initial public offering price range).

     On March 19, 1996, the Company issued to Equus II a warrant to purchase 100,000 shares of Common Stock exercisable at the Offering price. The warrants are exercisable at any time after the closing of the Offering of the Company until five years from such date. The number of shares represented by the warrant is subject to adjustment for stock dividends and stock splits.

     Subsequent to December 31, 1995, the Company has incurred additional costs, including professional fees and travel, associated with the acquisition of the Founding Companies and the Offering. Accordingly, accrued liabilities and amounts due to Equus II have increased to approximately $1.2 million as of June 30, 1996. A portion of this note will be converted into 844,965 shares of ARS Common Stock in connection with the Offering.

8. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     On September 27, 1996, ARS completed the Offering, which involved the issuance of 4,200,000 shares of Common Stock at a price of $15.00 per share (before deducting underwriting discounts and commissions). On October 7, 1996, ARS sold an additional 630,000 shares of Common Stock at a price of $15.00 per share (before deducting underwriting discounts and commissions) pursuant to an overallotment option

                      AMERICAN RESIDENTIAL SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

granted by the Company in connection with the Offering. The proceeds from these transactions, net of underwriting discounts and commissions of $1.05 per share and after deducting estimated expenses of the Offering, were approximately $61.0 million. Of this amount, $34.8 million was used to fund the cash portion of the purchase prices relating to the acquisitions of the Founding Companies. The Company also has paid to the former owners approximately $4.7 million as working capital adjustments of which approximately $1.8 million was paid in the fourth quarter of 1996. In addition, a portion of the Equus II note was converted to 844,965 shares of ARS Common Stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To General Heating Engineering Company, Inc.:

     We have audited the accompanying balance sheets of General Heating Engineering Company, Inc. (a Delaware corporation), as of December 31, 1994 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Heating Engineering Company, Inc., as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
May 24, 1996

                   GENERAL HEATING ENGINEERING COMPANY, INC.
                                 BALANCE SHEETS
                                                DECEMBER 31
                                       ------------------------------
                                            1994            1995
                                       --------------  --------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $    2,258,467  $    3,369,929
     Investments.....................       2,475,000       2,000,000
     Accounts receivable --
          Trade, net of allowance of
              $159,910 and
              $126,650...............       4,129,536       3,740,406
          Other receivables..........         129,308          47,588
     Notes receivable --
          Shareholders...............          92,500         308,139
          Other......................        --                39,870
     Inventories.....................       2,375,590       2,215,659
     Prepaid expenses and other
      current assets.................          17,331          13,871
                                       --------------  --------------
               Total current
                   assets............      11,477,732      11,735,462
PROPERTY AND EQUIPMENT, net..........       1,941,076       2,100,638
OTHER NONCURRENT ASSETS..............         376,017         483,014
                                       --------------  --------------
               Total assets..........  $   13,794,825  $   14,319,114
                                       ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued
      expenses.......................  $    2,736,479  $    3,248,968
     Unearned revenue on service and
      warranty contracts.............         797,820         894,766
     Billings in excess of costs and
      estimated earnings on
      uncompleted contracts..........         319,323         139,764
                                       --------------  --------------
               Total current
                   liabilities.......       3,853,622       4,283,498
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $20 par value,
      5,000 shares
       authorized, 2,752 shares
      issued, 462 shares
      outstanding....................          55,040          55,040
     Additional paid-in capital......         666,913         666,913
     Retained earnings...............      10,811,994      10,906,407
     Treasury stock, 2,290 shares at
      cost...........................      (1,592,744)     (1,592,744)
                                       --------------  --------------
               Total shareholders'
                   equity............       9,941,203      10,035,616
                                       --------------  --------------
               Total liabilities and
                   shareholders'
                   equity............  $   13,794,825  $   14,319,114
                                       ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                   GENERAL HEATING ENGINEERING COMPANY, INC.
                            STATEMENTS OF OPERATIONS

                                                                                             NINE MONTHS ENDED
                                                   YEAR ENDED DECEMBER 31                       SEPTEMBER 30
                                       ----------------------------------------------  ------------------------------
                                            1993            1994            1995            1995            1996
                                       --------------  --------------  --------------  --------------  --------------
                                                                                                (UNAUDITED)
REVENUES.............................  $   34,642,267  $   36,333,827  $   35,159,389  $   25,533,943  $   27,053,588
COST OF SERVICES.....................      27,393,298      29,927,352      28,866,207      20,964,789      21,814,017
                                       --------------  --------------  --------------  --------------  --------------
     Gross profit....................       7,248,969       6,406,475       6,293,182       4,569,154       5,239,571
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       5,011,270       5,244,776       5,280,402       3,901,706       4,511,968
                                       --------------  --------------  --------------  --------------  --------------
     Income from operations..........       2,237,699       1,161,699       1,012,780         667,448         727,603
OTHER INCOME:
     Interest income.................         189,223         177,149         299,116         224,281         106,461
     Other...........................           7,891          66,724          58,517        --                30,406
                                       --------------  --------------  --------------  --------------  --------------
NET INCOME...........................  $    2,434,813  $    1,405,572  $    1,370,413  $      891,729  $      864,470
                                       ==============  ==============  ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                   GENERAL HEATING ENGINEERING COMPANY, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                    TOTAL
                                         COMMON STOCK       ADDITIONAL                      TREASURY STOCK        SHAREHOLD-
                                       -----------------      PAID-IN       RETAINED     ---------------------       ERS'
                                       SHARES    AMOUNT       CAPITAL       EARNINGS     SHARES      AMOUNT         EQUITY
                                       ------    -------    -----------   ------------   ------   ------------   ------------
BALANCE, December 31, 1992...........  2,752     $55,040    $   648,912   $  9,811,451   (2,290)  $ (1,592,744)  $  8,922,659
    Dividend.........................   --         --           --          (1,744,798)    --          --          (1,744,798)
    Net income.......................   --         --           --           2,434,813     --          --           2,434,813
                                       ------    -------    -----------   ------------   ------   ------------   ------------
BALANCE, December 31, 1993...........  2,752      55,040        648,912     10,501,466   (2,290)    (1,592,744)     9,612,674
    Capital contributions............   --         --            18,001        --          --          --              18,001
    Dividends........................   --         --           --          (1,095,044)    --          --          (1,095,044)
    Net income.......................   --         --           --           1,405,572     --          --           1,405,572
                                       ------    -------    -----------   ------------   ------   ------------   ------------
BALANCE, December 31, 1994...........  2,752      55,040        666,913     10,811,994   (2,290)    (1,592,744)     9,941,203
    Dividends........................   --         --           --          (1,276,000)    --          --          (1,276,000)
    Net income.......................   --         --           --           1,370,413     --          --           1,370,413
                                       ------    -------    -----------   ------------   ------   ------------   ------------
BALANCE, December 31, 1995...........  2,752     $55,040    $   666,913   $ 10,906,407   (2,290)  $ (1,592,744)  $ 10,035,616
                                       ======    =======    ===========   ============   ======   ============   ============

   The accompanying notes are an integral part of these financial statements.

                   GENERAL HEATING ENGINEERING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED
                                                YEAR ENDED DECEMBER 31                 SEPTEMBER 30,
                                       ----------------------------------------  -------------------------
                                           1993          1994          1995         1995          1996
                                       ------------  ------------  ------------  -----------  ------------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $  2,434,813  $  1,405,572  $  1,370,413  $   891,729  $    864,470
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities --
    Depreciation and amortization....       465,076       495,396       508,497      388,446       386,082
    Loss on sale of investments......       --            --             13,626      --            --
    (Gain) loss on sale of property
      and equipment..................         4,811       (38,978)       56,152      --            (30,406)
    Changes in operating assets and
      liabilities --
      (Increase) decrease in --
      Accounts receivable............    (1,427,017)      210,329       470,850       50,590    (1,064,511)
      Inventories....................      (416,216)       49,258       159,931     (590,681)     (367,755)
      Prepaid expenses and other
         current assets..............       (37,843)       (1,907)        3,460     (478,475)      (84,556)
      Other noncurrent assets........       (83,112)      (22,741)     (106,997)       9,865       (17,106)
    Increase (decrease) in --
      Accounts payable and accrued
         expenses....................       631,061       143,263       512,489    1,030,329      (193,889)
      Unearned revenue on service and
         warranty contracts..........        17,782        31,739        96,946      428,742       (14,721)
      Billings in excess of costs and
         estimated earnings on
         uncompleted contracts.......      (732,654)     (152,605)     (179,559)    (319,323)       50,339
                                       ------------  ------------  ------------  -----------  ------------
      Net cash provided by (used in)
         operating activities........       856,701     2,119,326     2,905,808    1,411,222      (472,053)
                                       ------------  ------------  ------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and
    equipment........................         5,000       112,530        42,533       26,607        41,900
  Additions of property and
    equipment........................      (941,748)     (786,863)     (766,744)    (483,169)     (186,357)
  Purchase of investments............       --         (2,475,000)   (4,193,948)  (3,975,000)   (1,000,000)
  Proceeds from sale of
    investments......................       --            --          4,655,322    3,225,000     3,000,000
                                       ------------  ------------  ------------  -----------  ------------
      Net cash provided by (used in)
         investing activities........      (936,748)   (3,149,333)     (262,837)  (1,206,562)    1,855,543
                                       ------------  ------------  ------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt.......       --            --            --           --          3,524,063
  (Increase) decrease in notes
    receivable.......................       --            882,500      (255,509)     --            --
  Dividends..........................    (1,744,798)   (1,095,044)   (1,276,000)    (622,000)   (7,773,469)
  Capital contributions..............       --             18,001       --           --            --
                                       ------------  ------------  ------------  -----------  ------------
      Net cash used in financing
         activities..................    (1,744,798)     (194,543)   (1,531,509)    (622,000)   (4,249,406)
                                       ------------  ------------  ------------  -----------  ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................    (1,824,845)   (1,224,550)    1,111,462     (417,340)   (2,865,916)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................     5,307,862     3,483,017     2,258,467    2,258,467     3,369,929
                                       ------------  ------------  ------------  -----------  ------------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $  3,483,017  $  2,258,467  $  3,369,929  $ 1,841,127  $    504,013
                                       ============  ============  ============  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                   GENERAL HEATING ENGINEERING COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     General Heating Engineering Company, Inc. (a Delaware corporation) (the Company), is primarily engaged in the installation and maintenance, repair and replacement of air conditioning, heating and fireplace systems in new and preexisting residential and commercial buildings in Washington, D.C. and the surrounding area.

     The Company and its shareholders intend to enter into a definitive agreement with American Residential Services, Inc. (ARS), pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of ARS's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of ARS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  INTERIM FINANCIAL INFORMATION

     The interim financial statements for the nine months ended September 30, 1995 and 1996 are unaudited and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  INVENTORIES

     Inventories consist of duct materials, air conditioning equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are valued at the lower of cost or market using the average cost method.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  REVENUE RECOGNITION

     The Company recognizes revenue when the services are performed except when work is being performed under a construction contract. Revenues from the sale of residential and commercial service and maintenance contracts are recognized over the life of the contract on a straight-line basis.

     Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

                   GENERAL HEATING ENGINEERING COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating units. A reserve for warranty costs is recorded upon completion of installation or service.

  INCOME TAXES

     The Company has elected S Corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, each shareholder reports his share of the Company's taxable earnings or losses in his personal federal and state tax returns.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                        ESTIMATED            DECEMBER 31
                                       USEFUL LIVES   --------------------------
                                         IN YEARS         1994          1995
                                       ------------   ------------  ------------
Transportation equipment.............         7       $  3,258,907  $  3,376,461
Furniture and fixtures...............         7            159,227       169,453
Leasehold improvements...............        20            800,370       879,938
Machinery and equipment..............        10            858,033       919,393
Computer and telephone equipment.....         5            442,853       467,219
                                                      ------------  ------------
                                                         5,519,390     5,812,464
Less -- Accumulated depreciation and
  amortization.......................                    3,578,314     3,711,826
                                                      ------------  ------------
          Property and equipment,
          net........................                 $  1,941,076  $  2,100,638
                                                      ============  ============

                   GENERAL HEATING ENGINEERING COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Effective January 1, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Adoption of this standard did not materially impact the Company's financial statements. The following is a summary of investment securities:

                                              DECEMBER 31
                                       --------------------------
                                           1994          1995
                                       ------------  ------------
Certificates of deposit..............  $    --       $  2,000,000
U.S. Treasury notes..................     2,475,000       --
                                       ------------  ------------
                                       $  2,475,000  $  2,000,000
                                       ============  ============

     Activity in the Company's allowance for doubtful accounts consist of the following:

                                                    DECEMBER 31
                                       --------------------------------------
                                          1993         1994          1995
                                       ----------  ------------  ------------
Balance at beginning of year.........  $  146,848  $    127,443  $    159,910
Additions charged to costs and
  expenses...........................      45,996       104,613        71,930
Deductions for uncollectible
  receivables
  written off........................     (67,954)     (103,848)     (127,810)
Bad debt recoveries..................       2,553        31,702        22,620
                                       ----------  ------------  ------------
                                       $  127,443  $    159,910  $    126,650
                                       ==========  ============  ============

     Accounts payable and accrued expenses consist of the following:

                                                DECEMBER 31
                                       ------------------------------
                                            1994            1995
                                       --------------  --------------
Accounts payable, trade..............  $    1,586,930  $    1,998,941
Accrued compensation and benefits....         823,476         916,013
Warranty accrual.....................         292,895         292,895
Other accrued expenses...............          33,178          41,119
                                       --------------  --------------
                                       $    2,736,479  $    3,248,968
                                       ==============  ==============

     Installation contracts in progress are as follows:

                                                DECEMBER 31
                                       ------------------------------
                                            1994            1995
                                       --------------  --------------
Costs incurred on contracts in
  progress...........................  $   19,975,656  $   18,705,791
Estimated earnings, net of losses....       9,912,429       8,989,404
                                       --------------  --------------
                                           29,888,085      27,695,195
Less -- Billings to date.............      30,207,408      27,834,959
                                       --------------  --------------
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts..........................  $     (319,323) $     (139,764)
                                       ==============  ==============

5.  EMPLOYEE BENEFIT PLANS:

     The Company has adopted a retirement plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides for 50 percent matching contributions by the Company, up to a maximum liability of 1 percent of each participating employee's annual compensation. The Company has the right to

                   GENERAL HEATING ENGINEERING COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

make additional discretionary contributions. Total contributions by the Company under this plan to provide contributions and pay expenses were approximately $42,000, $67,000 and $78,000 during 1993, 1994 and 1995, respectively. Amounts due to this plan were approximately $50,000 and $30,000 for the years ended December 31, 1994 and 1995, respectively.

     The Company has also adopted a cafeteria plan pursuant to Section 125 of the Internal Revenue Code that covers all employees from 90 days after the commencement of employment. Under this plan, the employees may reduce their compensation to fund medical or life insurance, dental and short-term disability benefits. The funds withheld are used to pay actual claims, administrative expenses and stop-loss insurance protection premiums. Such stop-loss insurance covers claims to a maximum aggregate liability of $1,000,000 and $35,000 per participant. For the years ended December 31, 1993, 1994 and 1995, the Company contributed approximately $57,000, $91,000 and $129,000, respectively, to this plan in addition to amounts withheld from employees. Contributions due to this plan were approximately $91,000 and $216,000 for the years ended December 31, 1994 and 1995, respectively.

6.  LEASES:

     The Company conducts a portion of its operations in leased facilities under operating lease agreements with a company primarily owned by the shareholders. Total amounts paid under these related-party leases were approximately $261,000, $387,000 and $384,000 for the years ended December 31, 1993, 1994 and 1995, respectively. In January 1996, the Company extended each of these leases, commencing January 1, 1996, for 10 years. The following schedule shows the future minimum rentals to be made under these leases:

Year ending December 31 --
       1996..........................  $    517,281
       1997..........................       517,505
       1998..........................       531,468
       1999..........................       552,728
       2000..........................       574,837
       Thereafter....................     3,367,564
                                       ------------
                                       $  6,061,383
                                       ============

7.  RELATED-PARTY TRANSACTIONS:

     The Company has notes receivable from its shareholders in the amounts of $92,500 and $308,139 as of December 31, 1994 and 1995, respectively. These notes are unsecured, bear interest at 7 percent per annum and are due upon demand. Interest income recognized by the Company on these notes during the years ended December 31, 1994 and 1995, was approximately $1,000 and $12,000, respectively.

8.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in various legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

  INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

                   GENERAL HEATING ENGINEERING COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  LETTER OF CREDIT

     At December 31, 1995, the Company had an outstanding letter of credit of $75,000 to secure the purchase of certain inventories.

9.  SALES TO SIGNIFICANT CUSTOMERS:

     During 1993, 1994 and 1995, one customer accounted for approximately 13 percent, 16 percent and 21 percent, respectively, of the Company's revenue.

10. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     In June 1996, the Company and its shareholders entered into a definitive agreement with ARS, providing for the acquisition of the Company by ARS. The acquisition of the Company by ARS was completed on September 27, 1996 concurrent with the initial public offering of ARS. Reference is made to Note 8 of American Residential Services, Inc. financial statements as of and for the periods ended December 31, 1995 and June 30, 1996 included elsewhere herein.

     In connection with the acquisition, the Company distributed certain assets to the shareholders, consisting of the cash surrender value of life insurance, with a total carrying value of approximately $387,000. In addition, the Company made distributions in respect of the Company's estimated S Corporation accumulated adjustment account of approximately $8,488,000 at the time of closing. As of September 30, 1996, additional distributions in the aggregate amount of $2,642,000 had been accrued but had not yet been distributed.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlas Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Atlas Services, Inc. (a South Carolina corporation), and subsidiary as of June 30, 1994 and 1995, and December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995, and the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Services, Inc., and subsidiary as of June 30, 1994 and 1995, and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, and the year ended December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
May 24, 1996

                      ATLAS SERVICES, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                JUNE 30
                                       --------------------------   DECEMBER 31,
                                           1994          1995           1995
                                       ------------  ------------   ------------
               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........  $    204,883  $    383,190    $  241,263
  Accounts receivable --
     Trade, net of allowance of
       $29,989, $39,866 and $39,866..     1,634,219     2,098,213     2,163,990
     Affiliates......................       188,829       178,554       211,939
  Inventories........................       478,447       474,093       531,819
  Prepaid expenses and other current
     assets..........................        20,763       112,207       146,283
  Costs and estimated earnings in
     excess of billings on
     uncompleted contracts...........       323,901       382,653       254,039
                                       ------------  ------------   ------------
          Total current assets.......     2,851,042     3,628,910     3,549,333
PROPERTY AND EQUIPMENT, net..........     3,203,143     3,169,128     3,136,363
OTHER NONCURRENT ASSETS..............       280,321       342,776       406,316
                                       ------------  ------------   ------------
          Total assets...............  $  6,334,506  $  7,140,814    $7,092,012
                                       ============  ============   ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term
     debt............................  $    577,545  $    619,851    $  596,941
  Short-term debt....................       220,807       207,335       209,948
  Accounts payable and accrued
     expenses........................     2,328,709     2,859,998     2,391,955
  Unearned revenue on service and
     warranty contracts..............       135,487       150,628       162,755
  Billings in excess of costs and
     estimated earnings on
     uncompleted contracts...........       192,408       355,186       475,731
                                       ------------  ------------   ------------
          Total current
             liabilities.............     3,454,956     4,192,998     3,837,330
LONG-TERM DEBT, net of current
  maturities.........................     2,047,763     1,702,324     1,564,309
DEFERRED INCOME TAXES................       150,506       187,806       187,237
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, $1 par value; 100,000
     shares authorized, 2,254, 2,345
     and 24,303 shares issued and
     outstanding.....................         2,254         2,345        24,303
  Additional paid-in capital.........        48,011        81,877       105,040
  Retained earnings..................       631,016       973,464     1,373,793
                                       ------------  ------------   ------------
          Total shareholders'
             equity..................       681,281     1,057,686     1,503,136
                                       ------------  ------------   ------------
          Total liabilities and
             shareholders'
             equity..................  $  6,334,506  $  7,140,814    $7,092,012
                                       ============  ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      ATLAS SERVICES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     NINE MONTHS ENDED
                                                  YEAR ENDED JUNE 30               YEAR ENDED           SEPTEMBER 30
                                       ----------------------------------------   DECEMBER 31,   --------------------------
                                           1993          1994          1995           1995           1995          1996
                                       ------------  ------------  ------------   ------------   ------------  ------------
                                                                                                        (UNAUDITED)
REVENUES.............................  $ 10,209,885  $ 15,625,211  $ 21,228,756   $22,048,103    $ 15,963,449  $ 23,325,855
COST OF SERVICES.....................     8,182,867    12,676,789    17,714,515    17,810,928      12,947,027    18,576,719
                                       ------------  ------------  ------------   ------------   ------------  ------------
    Gross profit.....................     2,027,018     2,948,422     3,514,241     4,237,175       3,016,422     4,749,136
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................     1,760,805     2,421,016     2,985,258     3,021,692       2,171,958     3,826,413
                                       ------------  ------------  ------------   ------------   ------------  ------------
    Income from operations...........       266,213       527,406       528,983     1,215,483         844,464       922,723
OTHER INCOME (EXPENSE):
    Interest income..................        12,086        12,742        13,004        16,671          12,272        (3,927)
    Interest expense.................      (189,927)     (129,303)     (143,123)     (134,236)       (107,445)     (165,147)
    Other............................       (27,690)       26,814       165,821        20,327          29,289       162,926
                                       ------------  ------------  ------------   ------------   ------------  ------------
INCOME BEFORE INCOME TAXES...........        60,682       437,659       564,685     1,118,245         778,580       916,575
PROVISION FOR INCOME TAXES...........        24,914       170,478       222,237       434,258         308,617       344,000
                                       ------------  ------------  ------------   ------------   ------------  ------------
NET INCOME...........................  $     35,768  $    267,181  $    342,448    $  683,987    $    469,963  $    572,575
                                       ============  ============  ============   ============   ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      ATLAS SERVICES, INC., AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          COMMON STOCK       ADDITIONAL                      TOTAL
                                        -----------------     PAID-IN       RETAINED     SHAREHOLDERS'
                                        SHARES    AMOUNT      CAPITAL       EARNINGS         EQUITY
                                        ------    -------    ----------    ----------    --------------
BALANCE, June 30, 1992...............    2,191    $ 2,191     $  32,611    $  328,067      $  362,869
     Stock issuance..................       30         30         6,850        --               6,880
     Net income......................     --        --           --            35,768          35,768
                                        ------    -------    ----------    ----------    --------------
BALANCE, June 30, 1993...............    2,221      2,221        39,461       363,835         405,517
     Stock issuance..................       33         33         8,550        --               8,583
     Net income......................     --        --           --           267,181         267,181
                                        ------    -------    ----------    ----------    --------------
BALANCE, June 30, 1994...............    2,254      2,254        48,011       631,016         681,281
     Stock issuance..................       91         91        33,866        --              33,957
     Net income......................     --        --           --           342,448         342,448
                                        ------    -------    ----------    ----------    --------------
BALANCE, June 30, 1995...............    2,345    $ 2,345     $  81,877    $  973,464      $1,057,686
                                        ======    =======    ==========    ==========    ==============
BALANCE, December 31, 1994...........    2,345    $ 2,345     $  81,877    $  689,806      $  774,028
     Stock split (10 for 1)..........   21,105     21,105       (21,105)       --             --
     Stock issuance..................      853        853        44,268        --              45,121
     Net income......................     --        --           --           683,987         683,987
                                        ------    -------    ----------    ----------    --------------
BALANCE, December 31, 1995...........   24,303    $24,303     $ 105,040    $1,373,793      $1,503,136
                                        ======    =======    ==========    ==========    ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                      ATLAS SERVICES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             NINE MONTHS ENDED
                                               YEAR ENDED JUNE 30            YEAR ENDED         SEPTEMBER 30
                                       ----------------------------------   DECEMBER 31,   ----------------------
                                          1993        1994        1995          1995          1995        1996
                                       ----------  ----------  ----------   ------------   ----------  ----------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $   35,768  $  267,181  $  342,448    $  683,987    $  469,963  $  572,575
  Adjustments to reconcile net income
   to net cash provided by operating
   activities --
    Depreciation and amortization....     271,683     375,186     501,796       490,554       347,041     516,285
    Deferred income taxes
     (benefit).......................      (1,144)     20,022     (22,265)      (50,894)       12,941      42,345
    Loss on sale of property and
     equipment.......................      54,786      --          --           --             --            (393)
    Changes in operating assets and
     liabilities --
      (Increase) decrease in --
         Accounts receivable.........     (13,227)   (822,197)   (453,719)     (505,195)     (850,898) (1,671,231)
         Inventories.................    (175,733)   (134,837)      4,354      (139,118)      (98,348)   (333,153)
         Prepaid expenses and other
          current assets.............      13,350      (1,800)    (31,878)        7,150       (14,968)   (260,708)
         Costs and estimated earnings
          in excess of billings on
          uncompleted contracts......     (27,506)   (276,261)    (58,752)      539,181       506,909    (196,287)
         Other noncurrent assets.....     (62,020)    (63,362)   (101,110)      (66,703)       --         105,716
      Increase (decrease) in --
         Accounts payable and accrued
          expenses...................     211,091   1,233,347     531,289      (219,215)     (105,941)  1,182,536
         Unearned revenue on service
          and warranty contracts.....      49,963      53,271      15,141       (10,274)       18,216     (48,301)
         Billings in excess of costs
          and estimated earnings on
          uncompleted contracts......     (10,909)     51,603     162,778        52,327       364,723     343,359
                                       ----------  ----------  ----------   ------------   ----------  ----------
             Net cash provided by
              operating activities...     346,102     702,153     890,082       781,800       649,638     252,743
                                       ----------  ----------  ----------   ------------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and
   equipment.........................     173,037      --          --           --             --         136,998
  Additions to property and
   equipment.........................    (439,920)   (980,761)   (429,127)     (258,257)     (206,586)   (828,203)
  Cash paid for acquisitions, net of
   cash acquired.....................         --          --          --            --            --     (131,065)
                                       ----------  ----------  ----------   ------------   ----------  ----------
             Net cash used in
              investing activities...    (266,883)   (980,761)   (429,127)     (258,257)     (206,586)   (822,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long- and short-term
   debt..............................     478,187     887,990     347,001       442,394       647,755     728,010
  Principal payments of long- and
   short-term debt...................    (513,870)   (529,624)   (663,606)     (843,201)     (965,355)   (604,002)
  Proceeds from stock issuance.......       6,880       8,583      33,957        45,121        79,078      --
                                       ----------  ----------  ----------   ------------   ----------  ----------
             Net cash provided by
              (used in) financing
              activities.............     (28,803)    366,949    (282,648)     (355,686)     (238,522)    124,008
                                       ----------  ----------  ----------   ------------   ----------  ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................      50,416      88,341     178,307       167,857       204,530    (445,519)
CASH AND CASH EQUIVALENTS, beginning
 of period...........................      66,126     116,542     204,883        73,406        73,406     241,263
                                       ----------  ----------  ----------   ------------   ----------  ----------
CASH AND CASH EQUIVALENTS, end of
 period..............................  $  116,542  $  204,883  $  383,190    $  241,263    $  277,936  $ (204,256)
                                       ==========  ==========  ==========   ============   ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for --
    Interest.........................  $  286,112  $  210,549  $  225,374    $  177,031    $  132,773  $  165,147
    Income taxes.....................  $   --      $   56,477  $  271,924    $  251,750    $  188,813  $  473,234

  The accompanying notes are an integral part of these consolidated financial statements.

                      ATLAS SERVICES, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Atlas Services, Inc., (a South Carolina corporation) and subsidiary (the Company), are primarily engaged in the installation and maintenance, repair and replacement of plumbing, air conditioning and heating and electrical systems in new and preexisting residential and commercial buildings throughout South Carolina.

     The Company and its shareholders intend to enter into a definitive agreement with American Residential Services, Inc. (ARS), pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of ARS's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of ARS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts and results of operations of Atlas Services, Inc., and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

  INTERIM FINANCIAL INFORMATION

     The interim consolidated financial statements for the nine months ended September 30, 1995 and 1996 are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  INVENTORIES

     Inventories consist of parts and supplies held for use in the ordinary course of business and are valued at the lower of cost or market using the weighted-average method.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property or equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

     Included in property and equipment are certain assets subject to capital leases. These assets are amortized using the straight-line method over the lesser of the life of the leases or the estimated useful life of the asset.

  REVENUE RECOGNITION

     The Company recognizes revenue when the services are performed except when work is being performed under a construction contract. Revenues on residential and commercial service and maintenance contracts are recorded and collected monthly. Revenues from sales of extended warranties are recognized over the life of the contract on a straight-line basis.

                      ATLAS SERVICES, INC., AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

  WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating units. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating units. A reserve for warranty costs is recorded upon completion of installation or service.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

  STOCK-SPLIT

     During 1995, the Company effected a ten-for-one stock split of the Company's Common Stock.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

                      ATLAS SERVICES, INC., AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                         ESTIMATED               JUNE 30
                                        USEFUL LIVES   ----------------------------  DECEMBER 31,
                                          IN YEARS         1994           1995           1995
                                        ------------   -------------  -------------  -------------
Land and land improvements...........      --          $     508,129  $     508,129  $     508,129
Buildings and leasehold
  improvements.......................      40              1,387,578      1,396,235      1,387,599
Transportation equipment.............       5              1,703,373      1,955,070      2,068,795
Machinery and equipment..............     5 - 7              591,299        666,548        738,347
Furniture and fixtures...............    5 - 10              233,373        290,961        313,025
                                                       -------------  -------------  -------------
                                                           4,423,752      4,816,943      5,015,895
Less -- Accumulated depreciation.....                      1,220,609      1,647,815      1,879,532
                                                       -------------  -------------  -------------
     Property and equipment, net.....                  $   3,203,143  $   3,169,128  $   3,136,363
                                                       =============  =============  =============

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consist of the following:

                                                    JUNE 30
                                       ----------------------------------   DECEMBER 31,
                                          1993        1994        1995          1995
                                       ----------  ----------  ----------   ------------
Balance at beginning of year.........  $        0  $        0  $   29,989     $ 29,989
Additions charged to costs and
  expenses...........................      79,128      84,119      45,952       40,381
Deductions for uncollectible
  receivables written off............     (79,128)    (54,130)    (36,075)     (30,504)
                                       ----------  ----------  ----------   ------------
                                       $        0  $   29,989  $   39,866     $ 39,866
                                       ==========  ==========  ==========   ============

     Accounts payable and accrued expenses consist of the following:

                                                 JUNE 30
                                     ----------------------------  DECEMBER 31,
                                         1994           1995           1995
                                     -------------  -------------  -------------
Accounts payable, trade............  $   1,707,084  $   2,113,376  $   1,600,736
Accrued compensation and benefits..        369,780        236,780        224,767
Accrued insurance..................         98,456        257,741        269,135
Other accrued expenses.............        153,389        252,101        297,317
                                     -------------  -------------  -------------
                                     $   2,328,709  $   2,859,998  $   2,391,955
                                     =============  =============  =============

     Installation contracts in progress are as follows:

                                            JUNE 30
                                  ----------------------------     DECEMBER 31,
                                      1994           1995              1995
                                  -------------  -------------     ------------
Costs incurred on contracts in
  progress......................  $   1,293,427  $   2,592,291      $ 2,411,212
Estimated earnings, net of
  losses........................        586,972        719,579        1,077,841
                                  -------------  -------------     ------------
                                      1,880,399      3,311,870        3,489,053
Less -- Billings to date........      1,748,906      3,284,403        3,710,745
                                  -------------  -------------     ------------
                                  $     131,493  $      27,467      $  (221,692)
                                  =============  =============     ============

                      ATLAS SERVICES, INC., AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following are included in the accompanying balance sheets under the following captions:

                                               JUNE 30
                                       ------------------------   DECEMBER 31,
                                          1994         1995           1995
                                       -----------  -----------   ------------
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts..........................  $   323,901  $   382,653    $  254,039
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts..........................     (192,408)    (355,186)     (475,731)
                                       -----------  -----------   ------------
                                       $   131,493  $    27,467    $ (221,692)
                                       ===========  ===========   ============

5.  SHORT- AND LONG-TERM DEBT:

     Short-term debt consists of a revolving line of credit payable to a bank, due July 21, 1996, with interest due monthly at 9.375 percent and is secured by accounts receivable and inventory. The amounts outstanding as of June 30, 1994 and 1995, and December 31, 1995, are $220,807, $207,335 and $209,948,
respectively.

     Long-term debt consists of the following:

                                                 JUNE 30
                                       ----------------------------   DECEMBER 31,
                                           1994           1995            1995
                                       -------------  -------------   ------------
Mortgage note payable to a bank, with
  monthly installments of $8,056
  principal plus interest at 7.25%,
  secured by real estate and life
  insurance policies, due December
  1998...............................  $   1,401,667  $   1,305,000    $ 1,256,666
Mortgage note payable to a bank, with
  monthly installments of $1,000
  principal plus interest at prime
  plus 1.25% (9.75% at December 31,
  1995), secured by real estate, due
  May 1997...........................        103,400         93,400         87,977
Mortgage note payable to a bank, with
  monthly installments of $581,
  bearing interest at 9.5%, secured
  by real estate, due June 2017......         56,775         56,173         53,185
Transportation equipment notes
  payable and capitalized leases,
  with monthly installments totaling
  $48,255, due from July 1994 to
  January 1998, bearing interest from
  5.9% to 13.3%, secured by
  transportation equipment...........        816,486        675,929        574,953
Note payable on equipment, with
  monthly installments of $2,083
  principal plus interest at prime
  plus 1.50% (10% at December 31,
  1995), secured by equipment, due
  June 1998..........................        100,000         75,000         62,500
Other................................        146,980        116,673        125,969
                                       -------------  -------------   ------------
                                           2,625,308      2,322,175      2,161,250
Less -- Current maturities...........        577,545        619,851        596,941
                                       -------------  -------------   ------------
                                       $   2,047,763  $   1,702,324    $ 1,564,309
                                       =============  =============   ============

                      ATLAS SERVICES, INC., AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate maturities of long-term debt as of December 31, 1995, are as follows:

Year ending December 31 --
     1996............................  $     596,941
     1997............................        334,907
     1998............................        158,688
     1999............................        110,343
     2000............................        109,567
     Thereafter......................        850,804
                                       -------------
                                       $   2,161,250
                                       =============

     Management estimates that the fair value of its debt obligations approximates the historical value of $2,371,198 at December 31, 1995.

6.  RETIREMENT PLANS:

     The Company has a defined contribution profit-sharing plan covering substantially all employees. The Company's contribution for each of the years ended June 30, 1993, 1994 and 1995, and December 31, 1995, amounted to approximately $25,000, $35,000, $30,000 and $21,000, respectively.

7.  LEASES:

     The Company leases four facilities under noncancelable leases, which expire in January 1998, January 2005, May 2005 and February 2006. Rental expense for the years ended June 30, 1993, 1994 and 1995, and December 31, 1995, was approximately $44,000, $72,000, $127,000 and $174,000, respectively. Included in these amounts are rent expenses and commissions paid to related parties of $0, $2,000, $39,000 and $82,000 for the years ended June 30, 1993, 1994 and 1995, and December 31, 1995, respectively. The following represents future minimum rental payments under noncancelable operating leases:

Year ending December 31 --
     1996............................  $     259,577
     1997............................        266,680
     1998............................        230,187
     1999............................        228,600
     2000............................        228,600
     Thereafter......................      1,045,550
                                       -------------
                                       $   2,259,194
                                       =============

                      ATLAS SERVICES, INC., AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company leases certain owned facilities under three noncancelable leases to third parties, which expire in September 1997, October 1998 and November 2000. Rental income received for the years ended June 30, 1993, 1994 and 1995, and December 31, 1995, was approximately $148,000, $135,000, $105,000 and $86,000, respectively. The following represents future minimum rental income under noncancelable leases:

Year ending December 31 --
     1996............................  $   167,250
     1997............................      148,500
     1998............................       83,875
     1999............................       42,000
     2000............................       38,500
                                       -----------
                                       $   480,125
                                       ===========

8.  INCOME TAXES:

     Federal and state income taxes are as follows:

                           YEAR ENDED JUNE 30              YEAR ENDED
                   -----------------------------------    DECEMBER 31,
                     1993        1994         1995            1995
                   ---------  -----------  -----------    ------------
Federal --
     Current.....  $  23,106  $   129,390  $   215,040      $419,486
     Deferred....     (3,107)      18,236      (19,913)      (43,440)
State --
     Current.....      2,952       21,066       29,462        65,666
     Deferred....      1,963        1,786       (2,352)       (7,454)
                   ---------  -----------  -----------    ------------
                   $  24,914  $   170,478  $   222,237      $434,258
                   =========  ===========  ===========    ============

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income tax as follows:

                                               YEAR ENDED JUNE 30              YEAR ENDED
                                       -----------------------------------    DECEMBER 31,
                                         1993        1994         1995            1995
                                       ---------  -----------  -----------    ------------
Tax provision at the statutory
  rate...............................  $  20,632  $   148,804  $   191,993      $380,203
Increase (decrease) resulting from --
     State income tax, net of benefit
        for federal deduction........      3,244       15,081       17,892        38,420
     Nondeductible expenses..........      5,272       14,264       33,308        29,088
     Other...........................     (4,234)      (7,671)     (20,956)      (13,453)
                                       ---------  -----------  -----------    ------------
                                       $  24,914  $   170,478  $   222,237      $434,258
                                       =========  ===========  ===========    ============

                      ATLAS SERVICES, INC., AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                JUNE 30
                                       -------------------------    DECEMBER 31,
                                          1994          1995            1995
                                       -----------  ------------    ------------
Accruals and reserves not deductible
  until paid.........................  $   (65,224) $   (127,289)    $ (180,124)
Depreciation and amortization........      157,365       196,365        195,771
Other................................       42,609        43,409         45,944
                                       -----------  ------------    ------------
           Total deferred income tax
             liabilities.............  $   134,750  $    112,485     $   61,591
                                       ===========  ============    ============

     The net deferred tax assets and liabilities are comprised of the following:

                                                JUNE 30
                                       -------------------------    DECEMBER 31,
                                          1994          1995            1995
                                       -----------  ------------    ------------
Deferred tax assets --
     Current.........................  $   (79,907) $   (163,948)    $ (235,433)
     Long-term.......................       (1,865)       (1,865)        (6,723)
                                       -----------  ------------    ------------
           Total.....................      (81,772)     (165,813)      (242,156)
                                       -----------  ------------    ------------
Deferred tax liabilities --
     Current.........................       64,151        88,627        109,787
     Long-term.......................      152,371       189,671        193,960
                                       -----------  ------------    ------------
           Total.....................      216,522       278,298        303,747
                                       -----------  ------------    ------------
           Net deferred income tax
             liabilities.............  $   134,750  $    112,485     $   61,591
                                       ===========  ============    ============

9.  RELATED-PARTY TRANSACTIONS:

     The Company has a receivable from its majority shareholder in the amount of approximately $172,000, $171,000 and $195,000 as of June 30, 1994 and 1995, and
December 31, 1995, respectively. This receivable accrues interest at 8 percent. Interest income recognized during the years ended June 30, 1993, 1994 and 1995, and December 31, 1995, was approximately $10,000, $13,000, $13,000 and $17,000, respectively.

10.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or consolidated results of operations.

  INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

11.  SALES TO SIGNIFICANT CUSTOMERS:

     During the years ended June 30, 1993 and 1995, one customer accounted for approximately 11 percent, and 11 percent, respectively, of the Company's revenue.

                      ATLAS SERVICES, INC., AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC
     ACCOUNTANTS (UNAUDITED):

     In June 1996, the Company and its shareholders entered into a definitive agreement with ARS, providing for the acquisition of the Company by ARS. The acquisition of the Company by ARS was completed on September 27, 1996 concurrent with the initial public offering of ARS. Reference is made to Note 8 of American Residential Services, Inc. financial statements as of and for the periods ended December 31, 1995 and June 30, 1996 included elsewhere herein.

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                          JUNE 30,
                                            1996
                                        ------------
                                        (UNAUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......   $    324,283
     Accounts receivable --
          Trade, net of allowance of
           $58,675...................        500,795
          Other receivables..........        322,311
     Inventories.....................      1,472,638
     Prepaid expenses and other
      current assets.................        263,547
                                        ------------
               Total current
                assets...............      2,883,574
PROPERTY AND EQUIPMENT, net..........      5,055,957
GOODWILL, net........................     12,636,127
OTHER NONCURRENT ASSETS..............        322,372
                                        ------------
               Total assets..........   $ 20,898,030
                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................      1,832,231
     Accounts payable and accrued
      expenses.......................      2,184,207
     Unearned revenue on extended
      warranty contracts, current....        304,745
                                        ------------
               Total current
                liabilities..........      4,321,183
LONG-TERM DEBT, net of current
  maturities.........................     12,947,631
UNEARNED REVENUE ON EXTENDED WARRANTY
  CONTRACTS, noncurrent..............        612,942
DEFERRED INCOME TAXES................        114,133
NET LIABILITIES OF DISCONTINUED
  OPERATIONS.........................         92,060
COMMITMENTS AND CONTINGENCIES
SERIES A PREFERRED STOCK $100 par;
  49,810 shares authorized, 25,381
  issued and outstanding.............      2,538,100
SERIES B PREFERRED STOCK, $100 par;
  190 shares authorized, issued and
  outstanding........................         19,000
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
      1,000,000 shares authorized,
      1,000 issued and outstanding...          1,000
     Retained earnings...............        251,981
                                        ------------
               Total shareholders'
                equity...............        252,981
                                        ------------
               Total liabilities and
                shareholders'
                equity...............   $ 20,898,030
                                        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              INCEPTION
                                         (FEBRUARY 16, 1996)
                                               THROUGH
                                         SEPTEMBER 30, 1996
                                        ---------------------
                                             (UNAUDITED)
REVENUES.............................        $22,410,865
COST OF SERVICES.....................         13,369,713
                                        ---------------------
     Gross profit....................          9,041,152
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................          6,629,887
                                        ---------------------
     Income from operations..........          2,411,265
OTHER INCOME (EXPENSE):
     Interest income.................             28,652
     Interest expense................           (776,957)
     Other...........................             19,477
                                        ---------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES................          1,682,437
PROVISION FOR INCOME TAXES...........            537,034
                                        ---------------------
NET INCOME FROM CONTINUING
  OPERATIONS.........................          1,145,403
INCOME FROM DISCONTINUED OPERATIONS,
  net of tax.........................           (270,855)
                                        ---------------------
NET INCOME...........................        $   874,548
                                        =====================

  The accompanying notes are an integral part of these consolidated financial statements.

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                          COMMON STOCK
                                        ----------------                           RETAINED
                                        SHARES    AMOUNT         CAPITAL           EARNINGS
                                        ------    ------    -----------------    -------------
Balance, Inception, February 16, 1996
  (unaudited)........................     --      $ --         $  --              $   --
     Stock issuance (unaudited)......    1,000     1,000          --                     1,000
     Preferred stock dividends
       (unaudited)...................     --        --             (57,100)            (57,100)
     Net income (unaudited)..........     --        --             309,081             309,081
                                        ------    ------    -----------------    -------------
Balance, June 30, 1996 (unaudited)...    1,000    $1,000       $   251,981        $    252,981
                                        ======    ======    =================    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                             INCEPTION
                                        (FEBRUARY 16, 1996)
                                              THROUGH
                                         SEPTEMBER 30, 1996
                                        --------------------
                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................       $    758,327
     Adjustments to reconcile net
      income to net cash provided by
      operating activities --
     Depreciation and amortization...            304,146
     Gain on sale of property and
      equipment......................            (16,672)
     Changes in operating assets and
      liabilities --
       (Increase) decrease in --
          Accounts receivable........            (50,763)
          Inventories................            268,404
          Prepaid expenses and other
        current assets...............             85,495
          Other noncurrent assets....            254,755
       Increase (decrease) in --
          Accounts payable and
            accrued expenses.........           (525,250)
          Unearned revenue on
            extended warranty
            contracts................            (61,675)
                                        --------------------
               Net cash provided by
                 operating
                 activities..........          1,016,767
                                        --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property
      and equipment..................             16,672
     Additions of property and
      equipment......................            (74,464)
     Cash paid for acquisitions, net
      of cash acquired...............        (17,367,498)
                                        --------------------
               Net cash used in
                 investing
                 activities..........        (17,425,290)
                                        --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt....         16,047,000
     Principal payments of long-term
      debt...........................         (1,782,403)
     Dividends.......................           (108,102)
     Proceeds from stock issuance....          2,558,100
                                        --------------------
               Net cash provided by
                 financing
                 activities..........         16,714,595
                                        --------------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................            306,072
CASH AND CASH EQUIVALENTS, beginning
  of period..........................          --
                                        --------------------
CASH AND CASH EQUIVALENTS, end of
  period.............................       $    306,072
                                        ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for --
          Interest...................       $    756,197
          Income taxes...............       $    349,735

  The accompanying notes are an integral part of these consolidated financial statements.

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS AND ORGANIZATION:

     Enterprises Holding Company (EHC or "the Company") (a Texas corporation), and subsidiaries was formed February 16, 1996 solely for the purpose of acquiring the operations of Service Enterprises, Inc. (SEI) and subsidiaries.

     On March 19, 1996, EHC acquired all of the outstanding stock of SEI and certain real estate owned by the former shareholder of SEI for $17,500,000. (See SEI's financial statements elsewhere herein.) SEI is primarily engaged in the maintenance, repair and replacement service-related activities of plumbing, air conditioning, electrical repair and other home improvement services in Houston and the surrounding areas.

     On May 28, 1996, SEI purchased all of the outstanding common stock of ADCOT, Inc. (ADCOT) for $2,000,000. (See ADCOT's financial statements included elsewhere herein.)

     In June 1996, EHC entered into a definitive agreement with American Residential Services, Inc. (ARS), pursuant to which EHC will be acquired by ARS. All outstanding shares of EHC's common stock and preferred stock will be exchanged for cash and shares of ARS's common stock concurrent with the consummation of the initial public offering of the common stock of ARS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts and results of operations of Enterprises Holding Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  INTERIM FINANCIAL INFORMATION

     The interim consolidated financial statements for the period from inception, February 16, 1996, through September 30, 1996 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  INVENTORIES

     Inventories consist of parts and service related supplies held for use in the ordinary course of business and are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the lease life or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

  EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSET ACQUIRED

     The excess of the aggregate purchase price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired is amortized on a straight-line basis over 40 years. As of June 30, 1996, accumulated amortization was approximately $87,000.

  REVENUE RECOGNITION

     The Company recognizes service revenue and parts sales revenue when a product is delivered or the services are performed. Revenues from sales of extended warranties are recognized over the life of the contract on a straight-line basis.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Adoption of this standard did not have a material effect on the financial position or consolidated results of operations of the Company.

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                          ESTIMATED
                                        USEFUL LIVES        JUNE 30,
                                          IN YEARS            1996
                                        -------------    --------------
Land.................................        --            $1,433,246
Building and improvements............        20             1,756,260
Leasehold improvements...............      5 - 10             405,580
Equipment............................       3 - 7           3,652,650
Furniture and fixtures...............       3 - 7           1,160,701
                                                         --------------
                                                            8,408,437
Less -- Accumulated depreciation and
  amortization.......................                       3,352,480
                                                         --------------
          Property and equipment,
             net.....................                      $5,055,957
                                                         ==============

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consist of the following:

                                             1996
                                          ----------
Balance at inception, February 16,
  1996..................................  $        0
Balance acquired at acquisition date....      53,495
Additions charged to costs and
  expenses..............................      10,273
Deductions for uncollectible receivables
  written off...........................      (5,093)
                                          ----------
                                          $   58,675
                                          ==========

     Prepaid expenses and other current assets consist of the following:

                                           JUNE 30,
                                             1996
                                          ----------
Prepaid insurance.......................  $  174,800
Deferred income taxes...................      39,068
Other prepaid assets....................      49,679
                                          ----------
                                          $  263,547
                                          ==========

     Accounts payable and accrued expenses consist of the following:

                                            JUNE 30,
                                              1996
                                          ------------
Accounts payable, trade.................  $    971,331
Accrued compensation and benefits.......       282,453
Other accrued expenses..................       930,423
                                          ------------
                                          $  2,184,207
                                          ============

5.  DISCONTINUED OPERATIONS:

     Subsequent to the purchase of ADCOT by SEI, the board of directors of EHC approved the disposition of ADCOT's retail appliance sales division. The allocation of purchase price to the fair market value of the net assets of ADCOT acquired by SEI will be based on preliminary estimates of fair value and may be

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
revised when additional information concerning asset and liability valuations is obtained. Accordingly, any gain or loss on the sale of the appliance sales division will be considered an adjustment of purchase price.

6.  INVENTORY FLOOR PLAN LIABILITY:

     The Company maintains certain inventories on a floor plan financing method with General Electric Capital Corporation (GECC) in connection with its discontinued retail appliance sales division. The terms of the floor plan allow an interest-free period of 90 days after purchase followed by interest accruing at a rate of prime plus 2.5 percent on the remaining unpaid balance. Payment is due as the inventory is sold.

7.  LONG-TERM DEBT:

     Long-term debt consists of the following:

Note payable to Equus II Incorporated,
  with quarterly installments of
  $187,500 beginning June 19, 1999,
  bearing interest at 12% payable
  quarterly, due March 19, 2003,
  unsecured and subordinated to notes
  payable to a bank.....................  $    4,800,000
Revolving credit facility of $5,000,000,
  bearing interest at prime plus 1%
  (9.25% at June 30, 1996) due June 15,
  1999, secured by equipment, inventory
  and accounts receivable...............       4,372,500
Note payable to a bank, with quarterly
  installments of $34,208 beginning
  January 15, 1997, bearing interest at
  8.34% payable quarterly, due June 15,
  1999, secured by real estate..........       2,025,500
Notes payable to former shareholder of
  Crown, with quarterly installments of
  $100,000, bearing interest at prime
  (8.25% at June 30, 1996), due March
  19, 1999, unsecured...................       1,000,000
Note payable to a bank with quarterly
  installments of $46,688, beginning
  January 15, 1997, bearing interest at
  prime plus 1%, due June 1999, secured
  by accounts receivable inventory and
  property..............................         747,000
Note payable to a bank, with quarterly
  installments of $17,571 beginning
  January 15, 1997, bearing interest at
  prime plus 1% payable quarterly, due
  June 15, 1999, secured by real
  estate................................         474,500
Note payable to a bank, bearing interest
  at prime plus 1%, due October 15, 1996
  secured by accounts receivable,
  inventory and equipment...............       1,000,000
Various notes payable, bearing interest
  at rates ranging from 8.0% to 9.0%,
  due from February 1998 to August 1999,
  secured by equipment..................         360,362
                                          --------------
               Total....................      14,779,862
Less -- Current maturities..............      (1,832,231)
                                          --------------
               Long-term debt, net of
                  current maturities....  $   12,947,631
                                          ==============

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The aggregate maturities of long-term debt as of June 30, 1996, are as follows:

December 31,
     1997...............................  $    1,832,231
     1998...............................       1,659,731
     1999...............................       7,050,400
     2000...............................         750,000
     2001...............................         750,000
     Thereafter.........................       2,737,500
                                          --------------
                                          $   14,779,862
                                          ==============

     Management estimates that the fair value of its debt obligations approximates the historical value of $14,779,862 at June 30, 1996.

8.  SHAREHOLDERS' EQUITY

     In connection with the organization and initial capitalization of EHC, the Company issued 1,000 shares of common stock for a total of $1,000 in February 1996.

     As an amendment to the Company's certificate of incorporation, on March 19, 1996, the Company created an additional series of preferred stock designated as Series B Preferred Stock and increased the total number of authorized shares to 1,050,000 shares, consisting of 1,000,000 shares of common stock, par value $.01 per share, and 50,000 shares of preferred stock, par value $100 per share. The first series of preferred stock is the Series A Preferred Stock with authorized shares of 49,810 and the second series of preferred stock is the Series B Preferred Stock with authorized shares of 190.

  SERIES A PREFERRED STOCK

     On March 19, 1996, the Company issued 24,810 shares of voting, Series A Preferred Stock, par value $100 per share, (Series A). The holder of the Series A shares is entitled to receive cumulative, preferential dividends equal to an annual rate of .08 of an additional share of Series A Preferred Stock, provided, however, that upon a redemption of shares of Preferred Stock in the IPO, dividends for the period from the last dividend payment date immediately preceding such redemption date through such redemption date shall accrue and be payable at the annual rate of $8 in cash per share of Preferred Stock. Dividends are payable quarterly in arrears on the last day of each March, June, September and December of each year, commencing June 30, 1996. On June 30, 1996, the Company recorded a dividend of $56,700 payable in 567 shares of Series A Preferred Stock.

     The Company must redeem the Preferred Stock on the IPO date, subject to the closing of the IPO, for the "Aggregate Redemption Price", as defined.

  SERIES B PREFERRED STOCK

     On March 19, 1996, the Company issued 190 shares of voting Series B Preferred Stock, par value $100 per share, (Series B). The holder of the Series B shares is entitled to receive cumulative, preferential dividends equal to an annual rate of .08 of an additional share of Series A Preferred Stock, provided, however, that upon a redemption of shares of Preferred Stock in the IPO, dividends for the period from the last dividend payment date immediately preceding such redemption date through such redemption date shall accrue and be payable at the annual rate of $8 in cash per share of Preferred Stock. Dividends are payable quarterly in arrears on the last day of each March, June, September and December of each year,

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
commencing June 30, 1996. On June 30, 1996, the Company recorded a dividend of $400 payable in 4 shares of Series A Preferred Stock.

     The holder of Series B shares has the right and option to convert all of the then outstanding shares of Series B Preferred Stock into an aggregate number of shares of common stock equal to 95% of the number of shares of common stock outstanding at the conversion date if the IPO date does not occur before March 1, 1997 or a default occurs before March 1, 1997.

     The Company must redeem the Preferred Stock on the IPO date, subject to the closing of the IPO, for the "Aggregate Redemption Price", as defined.

9.  LEASES:

     The Company has entered into two operating sublease agreements with a company at its facilities, and these agreements expire in June 1997 and November 1998, respectively. Rental income recognized in the period from inception (February 16, 1996) through June 30, 1996 was approximately $10,350.

     Future minimum rental income under the sublease agreements is as follows:

Year ending December 31 --
     Six months ended 1996..............  $  20,700
     1997...............................     35,700
     1998...............................     25,000
                                          ---------
                                          $  81,400
                                          =========

10.  INCOME TAXES:

     Federal and state income taxes are as follows:

                                              FOR THE
                                            NINE MONTHS
                                               ENDED
                                             JUNE 30,
                                               1995
                                           -------------
Federal --
     Current............................     $ 210,740
     Deferred...........................       --
State --
     Current............................        18,595
     Deferred...........................       --
                                           -------------
                                             $ 229,335
                                           =============

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income taxes as follows:

                                                INCEPTION
                                           (FEBRUARY 16, 1996)
                                                 THROUGH
                                              JUNE 30, 1996
                                           -------------------
Provision (benefit) at the statutory
  rate..................................        $ 181,136
Increase (decrease) resulting from --
     State income tax, net of benefit
      for federal deduction.............           15,983
     Nondeductible expenses.............           32,216
Other...................................
                                           -------------------
                                                $ 229,335
                                           ===================

     Deferred income tax provision results from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                           JUNE 30,
                                             1996
                                          ----------
Depreciation and amortization...........  $   36,213
Net operating loss carryforward.........     (33,098)
Accruals and reserves not deductible
  until paid............................     (40,685)
Other...................................     112,635
                                          ----------
               Net deferred income tax
                 liabilities............  $   75,065
                                          ==========

     The net deferred tax assets and liabilities are comprised of the following:

                                           JUNE 30,
                                             1996
                                          ----------
Deferred tax assets --
     Current............................  $   39,068
     Long-term..........................     100,640
                                          ----------
               Total....................     139,708
Deferred tax liabilities, long-term.....     214,773
                                          ----------
               Net deferred income tax
                 liabilities............  $   75,065
                                          ==========

11.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal action will have a material adverse effect on the Company's financial position or results of operations.

  INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

                  ENTERPRISES HOLDING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

  GUARANTEES

     SEI's former shareholder is required to make seven annual payments of $75,000 each under a lawsuit settlement. SEI's former shareholder is also required under this settlement to make four annual payments of $20,000 each, beginning in 2003. The Company has guaranteed these settlement payments.

12.  SUBSEQUENT EVENT:

     The acquisition of the Company by ARS was completed on September 27, 1996 concurrent with the initial public offering of ARS. Reference is made to Note 8 of American Residential Services, Inc. financial statements as of and for the periods ended December 31, 1995 and June 30, 1996 included elsewhere herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Service Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Service Enterprises, Inc. (a Texas corporation), and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Enterprises, Inc., and subsidiaries as of December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
May 24, 1996

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31
                                       --------------------------
                                           1994          1995
                                       ------------  ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $  1,093,394  $  2,100,996
     Certificates of deposit.........     1,100,000     1,100,000
     Accounts receivable --
          Trade, net of allowance of
             $53,257 and $58,575.....       340,961       411,139
          Shareholder and
             affiliates..............       278,187        10,308
          Other receivables..........        53,780        59,737
     Inventories.....................       632,614       737,495
     Prepaid expenses and other
      current assets.................       194,038       251,941
                                       ------------  ------------
               Total current
                   assets............     3,692,974     4,671,616
PROPERTY AND EQUIPMENT, net..........       988,147     1,277,677
OTHER NONCURRENT ASSETS..............       185,333       193,333
                                       ------------  ------------
               Total assets..........  $  4,866,454  $  6,142,626
                                       ============  ============

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................  $    --       $    129,000
     Short-term debt.................       620,312       251,562
     Accounts payable and accrued
      expenses.......................       672,082       890,945
                                       ------------  ------------
               Total current
                   liabilities.......     1,292,394     1,271,507
LONG-TERM DEBT, net of current
  maturities.........................       --            366,451
DEFERRED INCOME TAXES................       130,367       114,133
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
     Preferred stock, $.01 par;
      1,000,000 shares authorized,
      none issued....................       --            --
     Common stock, $.01 stated value;
      2,000,000 and 50,000,000 shares
      authorized, 2,000,000 and
      14,000,000 issued and
      outstanding....................        20,000       140,000
     Additional paid-in capital......     1,205,760     1,085,760
     Retained earnings...............     2,217,933     3,164,775
                                       ------------  ------------
               Total shareholder's
                   equity............     3,443,693     4,390,535
                                       ------------  ------------
               Total liabilities and
                   shareholder's
                   equity............  $  4,866,454  $  6,142,626
                                       ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             THREE MONTHS
                                                   YEAR ENDED DECEMBER 31                    ENDED MARCH 31
                                       ----------------------------------------------  --------------------------
                                            1993            1994            1995           1995          1996
                                       --------------  --------------  --------------  ------------  ------------
                                                                                              (UNAUDITED)
REVENUES.............................  $   16,268,452  $   16,843,520  $   19,123,858  $  3,555,446  $  4,152,017
COST OF SERVICES.....................      10,331,520      10,314,231      11,333,228     2,155,171     2,643,026
                                       --------------  --------------  --------------  ------------  ------------
     Gross profit....................       5,936,932       6,529,289       7,790,630     1,400,275     1,508,991
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       5,698,182       5,836,643       6,164,598     1,347,708     1,519,226
                                       --------------  --------------  --------------  ------------  ------------
     Income from operations..........         238,750         692,646       1,626,032        52,567       (10,235)
OTHER INCOME (EXPENSE):
     Interest income.................         149,124          93,370         119,074        23,506        15,957
     Interest expense................        (158,943)        (76,544)        (58,065)      (14,401)      (16,248)
     Equity in losses of
       unconsolidated affiliate......        (130,022)        (61,751)       --             --            --
     Other...........................        (661,414)        156,796         (10,546)       (1,490)       (9,220)
                                       --------------  --------------  --------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES....        (562,505)        804,517       1,676,495        60,182       (19,746)
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................        (215,106)        589,241         629,653        23,298        (4,170)
                                       --------------  --------------  --------------  ------------  ------------
NET INCOME (LOSS)....................  $     (347,399) $      215,276  $    1,046,842  $     36,884  $    (15,576)
                                       ==============  ==============  ==============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                             COMMON STOCK         ADDITIONAL                      TOTAL
                                        ----------------------     PAID-IN       RETAINED     SHAREHOLDER'S
                                          SHARES       AMOUNT      CAPITAL       EARNINGS         EQUITY
                                        ----------    --------    ----------    ----------    --------------
BALANCE, December 31, 1992...........   2,000,000..   $ 20,000    $  982,010    $2,650,056      $3,652,066
     Net loss........................       --           --           --          (347,399)       (347,399)
                                        ----------    --------    ----------    ----------    --------------
BALANCE, December 31, 1993...........    2,000,000      20,000       982,010     2,302,657       3,304,667
     Capital contribution............       --           --          223,750        --             223,750
     Dividend........................       --           --           --          (300,000)       (300,000)
     Net income......................       --           --           --           215,276         215,276
                                        ----------    --------    ----------    ----------    --------------
BALANCE, December 31, 1994...........    2,000,000      20,000     1,205,760     2,217,933       3,443,693
     Dividend........................       --           --           --          (100,000)       (100,000)
     Stock split (7 for 1)...........   12,000,000     120,000      (120,000)       --             --
     Net income......................       --           --           --         1,046,842       1,046,842
                                        ----------    --------    ----------    ----------    --------------
BALANCE, December 31, 1995...........   14,000,000     140,000     1,085,760     3,164,775       4,390,535
                                        ==========    ========    ==========    ==========    ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS
                                               YEAR ENDED DECEMBER 31                ENDED MARCH 31
                                       ---------------------------------------  -------------------------
                                           1993          1994         1995         1995          1996
                                       ------------  ------------  -----------  -----------  ------------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................  $   (347,399) $    215,276  $ 1,046,842  $    36,884  $    (15,576)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities --
    Depreciation and amortization....       328,882       364,708      371,402       82,558        93,532
    Deferred income taxes
      (benefit)......................      (233,911)       55,319        7,309      --            --
    Equity in losses of
      unconsolidated affiliate.......       130,022        61,751      --           --            --
    Loss on sale of real estate......       475,159        18,114      --           --            --
    Gain on sale of property and
      equipment......................       (99,629)      (21,069)     (13,699)     --            --
    Gain on sale of investment.......       --           (219,125)     --           --            --
    Changes in operating assets and
      liabilities --
      (Increase) decrease in --
         Accounts receivable.........        59,245       (51,248)     (76,135)      98,071        34,162
         Inventories.................         3,113       158,356     (104,881)    (153,073)      (94,646)
         Prepaid expenses and other
           current assets............        50,525        72,648      (89,446)    (240,528)          499
      Increase (decrease) in --
         Accounts payable and accrued
           expenses..................        85,821        11,014      218,863      469,611        13,498
                                       ------------  ------------  -----------  -----------  ------------
           Net cash provided by
             operating activities....       451,828       665,744    1,360,255      293,523        31,469
                                       ------------  ------------  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real
    estate...........................       --            978,727      --           --            --
  Proceeds from sale of property and
    equipment........................       115,906        38,628       24,793      --            --
  Additions of property and
    equipment........................      (861,640)     (233,903)    (672,026)     --            --
  (Purchase) sale of certificates of
    deposit..........................       --         (1,100,000)     --           --          1,100,000
  Proceeds from sale of investment...       --            450,961      --           --            --
  Purchase of marketable
    securities.......................       --           (110,188)     --           --            --
  Proceeds from note receivable......       --            100,000      --           --            --
                                       ------------  ------------  -----------  -----------  ------------
           Net cash provided by (used
             in) investing
             activities..............      (745,734)      124,225     (647,233)     --          1,100,000
                                       ------------  ------------  -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Advances) payments of receivable
    from shareholder and
    affiliates.......................      (558,319)    1,636,469      267,879     (184,852)   (2,113,308)
  Borrowings of long- and short-term
    debt.............................     1,804,649       137,500      495,451      --            --
  Principal payments of long- and
    short-term debt..................    (1,006,266)   (1,495,266)    (368,750)     (97,187)     (747,013)
  Dividends..........................       --           (300,000)    (100,000)     --            --
  Capital contribution...............       --            223,750      --           --            --
                                       ------------  ------------  -----------  -----------  ------------
           Net cash provided by (used
             in) financing
             activities..............       240,064       202,453      294,580     (282,039)   (2,860,321)
                                       ------------  ------------  -----------  -----------  ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................       (53,842)      992,422    1,007,602       11,484    (1,728,852)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................       154,814       100,972    1,093,394    1,093,394     2,100,996
                                       ------------  ------------  -----------  -----------  ------------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $    100,972  $  1,093,394  $ 2,100,996  $ 1,104,878  $    372,144
                                       ============  ============  ===========  ===========  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
    Interest.........................  $     98,522  $     78,294  $    61,230  $    14,401  $     23,399
    Income taxes.....................  $    135,000  $    220,951  $   540,000  $   --       $     10,000

  The accompanying notes are an integral part of these consolidated financial statements.

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Service Enterprises, Inc. (SEI) (a Texas corporation), and subsidiaries (the Company) are primarily engaged in the maintenance, repair and replacement service-related activities of plumbing, air conditioning, electrical repair and other home improvement services in Houston and the surrounding areas.

     On March 19, 1996, all of the outstanding stock of SEI and certain real estate owned by the former shareholder of SEI was acquired by Enterprises Holding Company (EHC) for $17,500,000. EHC was formed solely for the purpose of acquiring the Company and has no other operations. The accompanying unaudited financial statements of the Company for the quarter ended March 31, 1996, do not reflect the effect of the purchase of the Company by EHC.

     In April 1996, the Company entered into a stock purchase agreement with ADCOT, Inc. (ADCOT), to purchase all of the outstanding common stock of ADCOT for $2,000,000. (See ADCOT's financial statements included elsewhere herein.) EHC intends to enter into a definitive agreement with American Residential Services, Inc. (ARS), pursuant to which EHC will be acquired by ARS. All outstanding shares of EHC's common stock and a portion of EHC's preferred stock will be exchanged for cash and shares of ARS's common stock concurrent with the consummation of the initial public offering of the common stock of ARS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts and results of operations of Service Enterprises, Inc., and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  INTERIM FINANCIAL INFORMATION

     The interim consolidated financial statements for the three months ended March 31, 1995 and March 31, 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  INVENTORIES

     Inventories consist of parts and supplies held for use in the ordinary course of business and are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the lease life or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  REVENUE RECOGNITION

     The Company recognizes revenues when services are performed.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

  STOCK SPLIT

     During 1994, the Company effected a seven-for-one stock split of Company Common Stock.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Adoption of this standard did not have a material effect on the financial position or consolidated results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                         ESTIMATED           DECEMBER 31
                                       USEFUL LIVES   --------------------------
                                         IN YEARS         1994          1995
                                       -------------  ------------  ------------
Leasehold improvements...............     5 - 10      $    140,983  $    140,333
Transportation equipment.............        5           1,357,588     1,930,724
Tools and equipment..................      3 - 7           182,797       181,893
Telephone equipment..................      5 - 7           230,582       181,886
Furniture and fixtures...............      3 - 7           509,423       453,034
                                                      ------------  ------------
                                                         2,421,373     2,887,870
Less -- Accumulated depreciation and
  amortization.......................                    1,433,226     1,610,193
                                                      ------------  ------------
               Property and
                  equipment, net.....                 $    988,147  $  1,277,677
                                                      ============  ============

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  INVESTMENT IN AFFILIATED COMPANY:

     During July 1994, the Company sold a portion of its investment in American Natural Gas Power, Inc. (ANGP), for $225,000 and an unsecured noninterest-bearing note receivable for $35,000 due on demand or, if no demand is made, due in June 1996. After the sale, the Company's interest in ANGP decreased from approximately 33 percent at December 31, 1993, to approximately 8 percent at December 31, 1994, and accordingly is no longer accounted for under the equity method. Included in other income is a net realized gain on sale of $228,353 for the year ended December 31, 1994.

5.  NOTE RECEIVABLE:

     In January 1994, the Company sold an investment in real estate to an individual. The consideration included a note receivable for $300,000, collateralized by a second lien on the real estate, which bears interest at 4 percent, payable monthly, with principal due January 1999.

     In the event that the aggregate of all principal payments made on or before the third anniversary of this note, January 25, 1997, equals $200,000, this note shall be discounted such that the note is fully discharged by the prepayment of such $200,000 within the initial three-year period. This note has been recorded at its prepayment value of $200,000, discounted to a market rate of interest, and is included in other noncurrent assets on the accompanying consolidated balance sheet.

     Management estimates that the fair value of its note receivable approximates its discounted historical carrying value of $193,000 at December 31, 1995.

6.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consist of the following:

                                                 DECEMBER 31
                                       -------------------------------
                                         1993       1994       1995
                                       ---------  ---------  ---------
Balance at beginning of year.........  $  22,000  $  38,080  $  53,257
Additions charged to costs and
  expenses...........................     36,429     55,407     46,996
Deductions for uncollectible
  receivables written off............    (24,118)   (54,212)   (53,495)
Bad debt recoveries..................      3,769     13,982     11,817
                                       ---------  ---------  ---------
                                       $  38,080  $  53,257  $  58,575
                                       =========  =========  =========

     Accounts payable and accrued expenses consist of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Accounts payable, trade..............  $  303,280  $  507,810
Accrued compensation and benefits....     120,501     143,708
Accrued income taxes.................      29,809      71,781
Accrued taxes other than income
  taxes..............................     146,389     131,388
Other accrued expenses...............      72,103      36,258
                                       ----------  ----------
                                       $  672,082  $  890,945
                                       ==========  ==========

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  SHORT- AND LONG-TERM DEBT:

     Short-term debt consists of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
$850,000 demand line of credit with
  bank; collateralized by
  transportation equipment, accounts
  receivable and inventory, interest
  at prime plus 1% (9.5% at December
  31, 1995), payable monthly,
  principal due June 1996............  $  200,000  $  200,000
Demand note payable to bank;
  cross-collateralized with the line
  of credit, bearing interest at
  prime plus 1%, principal of $25,000
  plus interest, payable in monthly
  installments through January
  1996...............................     300,000      --
Demand note payable to bank;
  cross-collateralized with the line
  of credit, interest at prime plus
  1%, payable monthly, principal due
  September 1996.....................     120,312      51,562
                                       ----------  ----------
                                       $  620,312  $  251,562
                                       ==========  ==========

     Long-term debt consists of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Note payable to bank;
  cross-collateralized with the line
  of credit, interest at prime plus
  1%, interest only through June
  1996, payable monthly, then
  principal of $21,500, plus
  interest, payable in monthly
  installments through June 1998.....  $   --      $  495,451
     Less -- Current portion.........      --         129,000
                                       ----------  ----------
                                       $   --      $  366,451
                                       ==========  ==========

     The aggregate maturities of long-term debt are as follows:

Year ending December 31 --
     1996............................  $  129,000
     1997............................     258,000
     1998............................     108,451
                                       ----------
                                       $  495,451
                                       ==========

     In connection with the bank indebtedness, the Company has entered into an agreement which provides for certain affirmative covenants and restrictions, including certain required financial ratios and restrictions on retained earnings. As of December 31, 1995, the Company was in compliance with these covenants.

     The notes payable have been personally guaranteed by the Company's shareholder.

     Management estimates that the fair value of its debt obligations approximates the historical value of $747,013 at December 31, 1995.

8.  LEASES:

     The Company operates in leased facilities under an agreement with its shareholder and affiliates. The amount paid under these leases was $291,600, $291,600 and $301,600 in 1993, 1994 and 1995, respectively. These leases were canceled concurrent with the purchase of the Company and the leased facilities by EHC.

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During 1994, the Company renewed a parking lot lease agreement with an affiliated company, which expired September 30, 1995. The Company continued its lease on a month-to-month basis. Amounts paid under this lease in 1993, 1994 and 1995 totaled $22,500, $30,000 and $25,000, respectively.

     The Company has entered into two operating sublease agreements with a company at its facilities, and these agreements expire in June 1997 and November 1998, respectively. Rental income recognized during 1993, 1994 and 1995 was approximately $13,650, $11,400 and $16,400, respectively.

     Future minimum rental income under the sublease agreements is as follows:

Year ending December 31 --
     1996............................  $   41,400
     1997............................      35,700
     1998............................      25,000
                                       ----------
                                       $  102,100
                                       ==========

9.  INCOME TAXES:

     Federal and state income taxes are as follows:

                                              YEAR ENDED DECEMBER 31
                                       ------------------------------------
                                           1993         1994        1995
                                       ------------  ----------  ----------
Federal --
     Current.........................  $     18,602  $  466,159  $  553,973
     Deferred........................      (205,440)     48,585       6,419
State --
     Current.........................           203      67,764      68,371
     Deferred........................       (28,471)      6,733         890
                                       ------------  ----------  ----------
                                       $   (215,106) $  589,241  $  629,653
                                       ============  ==========  ==========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income taxes as follows:

                                              YEAR ENDED DECEMBER 31
                                       ------------------------------------
                                           1993         1994        1995
                                       ------------  ----------  ----------
Provision (benefit) at the statutory
  rate...............................  $   (191,252) $  273,536  $  570,008
Increase (decrease) resulting from --
     State income tax, net of benefit
       for federal deduction.........       (18,657)     49,169      45,713
     Nondeductible expenses..........         6,553     184,418      18,743
     Related-party gain on sale......       --           76,075      --
Other................................       (11,750)      6,043      (4,811)
                                       ------------  ----------  ----------
                                       $   (215,106) $  589,241  $  629,653
                                       ============  ==========  ==========

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income tax provision results from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Depreciation and amortization........  $   56,200  $   36,213
Net operating loss carryforward......     (33,098)    (33,098)
Accruals and reserves not deductible
  until paid.........................     (65,203)    (40,685)
Other................................     109,857     112,635
                                       ----------  ----------
               Net deferred income
                  tax liabilities....  $   67,756  $   75,065
                                       ==========  ==========

     The net deferred tax assets and liabilities are comprised of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Deferred tax assets --
     Current.........................  $   62,611  $   39,068
     Long-term.......................     103,598     100,640
                                       ----------  ----------
               Total.................     166,209     139,708
Deferred tax liabilities,
  long-term..........................     233,965     214,773
                                       ----------  ----------
               Net deferred income
                  tax liabilities....  $   67,756  $   75,065
                                       ==========  ==========

10.  RELATED-PARTY TRANSACTIONS:

     The Company has receivables from its shareholder and from certain affiliated entities related through common ownership and control in the amount of $278,187 and $10,308 at December 31, 1994 and 1995, respectively. Receivables from shareholder accrue interest at 5.5 percent. Interest income recognized during 1993, 1994 and 1995 was approximately $147,800, $54,000 and $27,000, respectively.

     The Company acquired an investment in real estate held for sale from its shareholder for $1,750,000 in January 1993. In January 1994, the investment was sold for approximately $1,275,000, net of closing costs. At December 31, 1993, the investment was written down to its net realizable value resulting in an unrealized loss of approximately $475,000 included in other income (expense) on the consolidated statement of operations.

     In 1991, the Company received 250,000 shares of registered Exploration Company of Louisiana (Exploration) common stock valued at $125,000 from its shareholder in exchange for shares of stock in ANGP. During March 1994, the Company sold the 250,000 shares of common stock of Exploration to its shareholder for $348,750 resulting in a gain of $223,750 which has been accounted for as additional paid-in capital.

11.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal action will have a material adverse effect on the Company's financial position or results of operations.

                  SERVICE ENTERPRISES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

  GUARANTEES

     The Company's former shareholder is required to make seven annual payments of $75,000 each under a lawsuit settlement. The Company's former shareholder is also required under this settlement to make four annual payments of $20,000 each, beginning in 2003. The Company has guaranteed these settlement payments.

12. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     On March 19, 1996, Enterprise Holding Company ("EHC") acquired all of the outstanding stock of SEI and certain real estate owned by the former shareholder of SEI for $17,500,000.

     On May 28, 1996, SEI purchased all of the outstanding common stock of ADCOT, Inc. for $2,000,000.

     In June 1996, EHC entered into a definitive agreement with American Residential Services, Inc. (ARS), pursuant to which EHC would be acquired by ARS. The acquisition of EHC by ARS was completed on September 27, 1996 concurrent with the initial public offering of ARS. Reference is made to Note 8 of American Residential Services, Inc. financial statements as of and for the periods ended December 31, 1995 and June 30, 1996 included elsewhere herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Florida Heating and Air Conditioning, Inc.:

     We have audited the accompanying combined balance sheets of Florida Heating and Air Conditioning, Inc. (a Florida corporation), and related companies as of December 31, 1994 and 1995, and the related combined statements of operations, shareholders' equity and cash flows for the years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Florida Heating and Air Conditioning, Inc., and related companies as of December 31, 1994 and 1995, and the combined results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
May 24, 1996

                  FLORIDA HEATING AND AIR CONDITIONING, INC.,
                             AND RELATED COMPANIES
                            COMBINED BALANCE SHEETS

                                              DECEMBER 31
                                       --------------------------
                                           1994          1995
                                       ------------  ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $    735,749  $  1,022,154
     Accounts receivable --
          Trade, net of allowance of
             $41,305, $41,305 and
             $41,305.................     1,418,022     1,394,895
          Other receivables..........       376,211       444,680
     Inventories.....................       269,295       306,523
     Prepaid expenses and other
      current assets.................        61,056        52,992
                                       ------------  ------------
               Total current
                   assets............     2,860,333     3,221,244
PROPERTY AND EQUIPMENT, net..........       458,964       495,110
OTHER NONCURRENT ASSETS..............        27,896        38,509
                                       ------------  ------------
               Total assets..........  $  3,347,193  $  3,754,863
                                       ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................  $     52,477  $    100,166
     Accounts payable and accrued
      expenses.......................     1,296,472     1,626,569
     Payable to shareholder..........       640,447       641,804
     Billings in excess of costs and
      estimated earnings on
      uncompleted contracts..........       508,209       367,519
     Deferred income taxes...........       256,022       287,454
                                       ------------  ------------
               Total current
                   liabilities.......     2,753,627     3,023,512
LONG-TERM DEBT, net of current
  maturities.........................        45,689        18,017
DEFERRED INCOME TAXES................        68,015        42,339
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock....................         9,800         9,800
     Additional paid-in capital......         4,000         4,000
     Retained earnings...............       466,062       657,195
                                       ------------  ------------
               Total shareholders'
                   equity............       479,862       670,995
                                       ------------  ------------
               Total liabilities and
                   shareholders'
                   equity............  $  3,347,193  $  3,754,863
                                       ============  ============

    The accompanying notes are an integral part of these combined financial statements.

                  FLORIDA HEATING AND AIR CONDITIONING, INC.,
                             AND RELATED COMPANIES
                       COMBINED STATEMENTS OF OPERATIONS

                                                 YEAR ENDED                  NINE MONTHS ENDED
                                                DECEMBER 31                     SEPTEMBER 30
                                       ------------------------------  ------------------------------
                                            1994            1995            1995            1996
                                       --------------  --------------  --------------  --------------
                                                                                (UNAUDITED)
REVENUES.............................  $   15,845,183  $   14,510,455  $   11,057,138  $   11,266,545

COST OF SERVICES.....................      12,079,290      10,541,122       8,248,236       8,437,954
                                       --------------  --------------  --------------  --------------
     Gross profit....................       3,765,893       3,969,333       2,808,902       2,828,591

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       3,321,394       3,738,253       2,697,057       2,838,858
                                       --------------  --------------  --------------  --------------
     Income from operations..........         444,499         231,080         111,845         (10,267)

OTHER INCOME (EXPENSE):

     Interest expense................         (23,338)        (11,743)        (10,303)        (20,126)

     Other...........................          12,833          (8,238)         (4,008)         13,933
                                       --------------  --------------  --------------  --------------
INCOME BEFORE INCOME TAXES...........         433,994         211,099          97,534         (16,460)

PROVISION FOR INCOME TAXES...........           3,832          13,966          10,053           9,000
                                       --------------  --------------  --------------  --------------
NET INCOME...........................  $      430,162  $      197,133  $       87,481  $      (25,460)
                                       ==============  ==============  ==============  ==============

    The accompanying notes are an integral part of these combined financial statements.

                  FLORIDA HEATING AND AIR CONDITIONING, INC.,
                             AND RELATED COMPANIES
                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          COMMON STOCK        ADDITIONAL                       TOTAL
                                        -----------------      PAID-IN       RETAINED      SHAREHOLDERS'
                                        SHARES     AMOUNT      CAPITAL       EARNINGS          EQUITY
                                        ------     ------     ----------     ---------     --------------
BALANCE, December 31, 1993...........    2,600     $9,800       $4,000       $  90,960        $104,760
     Dividend........................     --         --          --            (55,060)        (55,060)
     Net income......................     --         --          --            430,162         430,162
                                        ------     ------     ----------     ---------     --------------
BALANCE, December 31, 1994...........    2,600      9,800        4,000         466,062         479,862
     Dividend........................     --         --          --             (6,000)         (6,000)
     Net income......................     --         --          --            197,133         197,133
                                        ------     ------     ----------     ---------     --------------
BALANCE, December 31, 1995...........    2,600     $9,800       $4,000       $ 657,195        $670,995
                                        ======     ======     ==========     =========     ==============

    The accompanying notes are an integral part of these combined financial statements.

                  FLORIDA HEATING AND AIR CONDITIONING, INC.,
                             AND RELATED COMPANIES
                       COMBINED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED              NINE MONTHS ENDED
                                              DECEMBER 31                 SEPTEMBER 30
                                       --------------------------  --------------------------
                                           1994          1995          1995          1996
                                       ------------  ------------  ------------  ------------
                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $    430,162  $    197,133  $     87,481  $    (25,460)
  Adjustments to reconcile net income
     to net cash provided by (used
     in) operating activities --
     Depreciation and amortization...       183,860       195,662       144,785       135,500
     Deferred income taxes...........         1,274         5,756       364,260       --
     Gain on sale of property and
       equipment.....................        25,241       (12,303)      (12,303)         (307)
     Changes in operating assets and
       liabilities --
     (Increase) decrease in --
       Accounts receivable...........      (331,298)      (45,342)     (207,121)     (191,897)
       Inventories...................       (33,374)      (37,228)     (549,819)      (45,901)
       Prepaid expenses and other
          current assets.............       112,642         8,064       261,902        18,949
       Other noncurrent assets.......        (4,915)      (10,613)       (4,837)       27,024
     Increase (decrease) in --
       Accounts payable and accrued
          expenses...................       (15,654)      330,097       343,316       151,116
       Billings in excess of costs
          and estimated earnings on
          uncompleted contracts......       269,917      (140,690)       87,372        68,221
                                       ------------  ------------  ------------  ------------
     Net cash provided by operating
       activities....................       637,855       490,536       515,036       137,245
                                       ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and
     equipment.......................        38,190        16,704        16,704        28,778
  Additions of property and
     equipment.......................      (199,281)     (236,209)     (222,551)     (151,498)
                                       ------------  ------------  ------------  ------------
     Net cash used in investing
       activities....................      (161,091)     (219,505)     (205,847)     (122,720)
                                       ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in payable to
     shareholders....................       --              1,357      (547,643)     (641,804)
  Borrowings of long-term debt.......       276,291       185,511       185,511      (161,352)
  Principal payments of long-term
     debt............................      (346,573)     (165,494)     (133,392)      203,251
  Dividends..........................       (55,060)       (6,000)       (6,000)       (6,000)
                                       ------------  ------------  ------------  ------------
     Net cash provided by (used in)
       financing activities..........      (125,342)       15,374      (501,524)     (605,905)
                                       ------------  ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................       351,422       286,405      (192,335)     (591,380)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................       384,327       735,749       735,749     1,022,154
                                       ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $    735,749  $  1,022,154  $    543,414  $    430,774
                                       ============  ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
     Interest........................  $     25,931  $     11,743  $      5,871  $     20,126

    The accompanying notes are an integral part of these combined financial statements.

                  FLORIDA HEATING AND AIR CONDITIONING, INC.,
                             AND RELATED COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Florida Heating and Air Conditioning, Inc. (a Florida corporation) and its three affiliated companies (collectively, the Company), are primarily engaged in the installation and maintenance, repair and replacement of air conditioning and heating systems in new and preexisting residential and commercial buildings in Southeast Florida.

     The Company and its shareholders intend to enter into a definitive agreement with American Residential Services, Inc. (ARS), pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of ARS's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of ARS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The combined financial statements include the accounts and results of operations of Florida Heating and Air Conditioning, Inc., and its affiliated companies (see Note 11) which are under common control and management of two individuals. All significant intercompany transactions and balances have been eliminated in combination.

  INTERIM FINANCIAL INFORMATION

     The interim combined financial statements for the nine months ended September 30, 1995 and 1996 are unaudited and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim combined financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  INVENTORIES

     Inventories consist of duct materials, air conditioning equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  REVENUE RECOGNITION

     The Company recognizes revenue when the services are performed except when work is being performed under a construction contract. Revenues on residential and commercial service and maintenance contracts are recorded and collected monthly.

       FLORIDA HEATING AND AIR CONDITIONING, INC., AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

  WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating units. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating units. A reserve for warranty costs is recorded upon completion of installation or service.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

     Certain of the companies in the affiliated group have elected S Corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the shareholders report their share of the Company's taxable earnings or losses in their personal tax returns.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

       FLORIDA HEATING AND AIR CONDITIONING, INC., AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                        ESTIMATED            DECEMBER 31
                                       USEFUL LIVES   --------------------------
                                         IN YEARS         1994          1995
                                       ------------   ------------  ------------
Transportation equipment.............      5          $    869,115  $  1,051,880
Machinery and equipment..............      7               115,186       115,774
Computer and telephone equipment.....    5 - 7             343,166       354,674
Leasehold improvements...............      7                57,151        57,151
Furniture and fixtures...............      7                39,308        39,308
                                                      ------------  ------------
                                                         1,423,926     1,618,787
Less -- Accumulated depreciation and
  amortization.......................                      964,962     1,123,677
                                                      ------------  ------------
               Property and
                  equipment, net.....                 $    458,964  $    495,110
                                                      ============  ============

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consist of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Balance at beginning of year.........  $   41,305  $   41,305
Additions to costs and expenses......      53,132      25,038
Deductions for uncollectible
  receivables written off............     (53,132)    (25,038)
                                       ----------  ----------
                                       $   41,305  $   41,305
                                       ==========  ==========

     Accounts payable and accrued expenses consist of the following:

                                              DECEMBER 31
                                       --------------------------
                                           1994          1995
                                       ------------  ------------
Accounts payable, trade..............  $  1,002,209  $  1,283,034
Accrued compensation and benefits....       150,638       198,175
Other accrued expenses...............       143,625       145,360
                                       ------------  ------------
                                       $  1,296,472  $  1,626,569
                                       ============  ============

     Installation contracts in progress are as follows:

                                              DECEMBER 31
                                       --------------------------
                                           1994          1995
                                       ------------  ------------
Costs incurred on contracts in
  progress...........................  $  1,680,864  $    985,003
Estimated earnings, net of losses....       575,928       351,711
                                       ------------  ------------
                                          2,256,792     1,336,714
Less -- Billings to date.............     2,765,002     1,704,233
                                       ------------  ------------
Billings in excess of costs and
  estimated earnings on
  uncompleted contracts..............  $   (508,210) $   (367,519)
                                       ============  ============

       FLORIDA HEATING AND AIR CONDITIONING, INC., AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

5.  LONG-TERM DEBT:

     Long-term debt consists of installment notes payable for transportation equipment. The debt is secured by the related transportation equipment. The terms of the notes range from 24 months to 36 months with monthly payments of principal and interest of approximately $10,500. The notes bear interest at rates ranging from 7 percent to 9 percent.

     The aggregate maturities of long-term debt as of December 31, 1995, are as follows:

Year ending December 31 --
     1996............................  $  100,166
     1997............................      18,017
                                       ----------
                                       $  118,183
                                       ==========

     Management estimates that the fair value of its debt obligations approximates the historical value of $118,183 at December 31, 1995.

     The Company has a $200,000 line of credit with a financial services company. The line of credit expires August 31, 1996, and bears interest at prime plus 1 percent per annum. The line of credit is secured by a lien on accounts receivable and inventory and is guaranteed by the shareholders. There was no balance outstanding under this line of credit at December 31, 1995.

6.  LEASES:

     The Company leases facilities from a company which is owned by the shareholders. The lease expires in 2000 and provides for rents increasing at 5 percent per year. Total amounts paid under this related-party lease were approximately $198,000 and $198,000 for the years ended December 31, 1994 and 1995, respectively. The Company also leases a facility from a third party, which expires in 1997. The rent paid under this lease was approximately $15,000 per year for the year ended December 31, 1994 and 1995. The leases provide for the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases contain renewal provisions.

     The Company leases vehicles for a shareholder and affiliates. The lease payments under these vehicle leases were approximately $31,000 and $45,000 for the years ended December 31, 1994 and 1995, respectively.

     Future minimum lease payments for operating leases are as follows:

Year ending December 31 --
     1996............................  $   234,897
     1997............................      204,438
     1998............................      184,252
     1999............................      193,465
     2000............................       82,242
                                       -----------
                                       $   899,294
                                       ===========

       FLORIDA HEATING AND AIR CONDITIONING, INC., AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES:

     The S Corporation in the affiliated group will terminate its S Corporation status concurrent with the effective date of the Offering. The Company is subject to taxation in certain states based upon the jurisdiction in which revenues are earned.

     Federal and state income taxes are as follows:

                                            YEAR ENDED
                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
Federal --
     Current.........................  $   2,098  $   6,733
     Deferred........................      1,088      4,915
State --
     Current.........................        460      1,477
     Deferred........................        186        841
                                       ---------  ---------
                                       $   3,832  $  13,966
                                       =========  =========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income taxes as follows:

                                        YEAR ENDED DECEMBER 31
                                       ------------------------
                                           1994         1995
                                       ------------  ----------
Provision at the statutory rate......  $    147,558  $   71,774
Increase (decrease) resulting from --
     Income of S Corporation.........      (143,878)    (59,557)
     State income tax, net of benefit
       for federal deduction.........           370       1,398
     Other...........................          (218)        351
                                       ------------  ----------
                                       $      3,832  $   13,966
                                       ============  ==========

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Loss from limited partnership
  investment.........................  $  192,585  $  230,844
Cash to accrual adjustment...........     189,614     136,674
Other................................     (58,162)    (37,725)
                                       ----------  ----------
Net deferred income tax
liabilities..........................  $  324,037  $  329,793
                                       ==========  ==========

       FLORIDA HEATING AND AIR CONDITIONING, INC., AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The net deferred tax assets and liabilities are comprised of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Deferred tax assets --
     Current.........................  $   16,275  $   11,972
     Long-term.......................      27,975      25,998
                                       ----------  ----------
          Total......................      44,250      37,970
Deferred tax liabilities --
     Current.........................     272,297     299,426
     Long-term.......................      95,990      68,337
                                       ----------  ----------
          Total......................     368,287     367,763
                                       ----------  ----------
          Net deferred income tax
             liabilities.............  $  324,037  $  329,793
                                       ==========  ==========

8.  RELATED-PARTY TRANSACTIONS:

     One of the shareholders loans the Company funds as needed. The loans are payable on demand and, under certain conditions, bear interest at prime plus 1 percent. The amount payable to the shareholder is $640,447 and $641,804 at December 31, 1994 and 1995, respectively. No interest was incurred or paid during the years ended December 31, 1994 and 1995, related to these loans.

9.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal action will have a material adverse effect on the Company's financial position or combined results of operations.

  INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

10.  SALES TO SIGNIFICANT CUSTOMER:

     During 1994 two customers accounted for approximately 22% of the Company's sales. During 1995, one customer accounted for approximately 14% of the Company's sales.

11.  SHAREHOLDERS' EQUITY:

     The common stock ownership of the corporate entities is as follows:

                                          AS OF DECEMBER 31, 1995 AND 1994
                                        ------------------------------------
                                          SHARES         SHARES        PAR
                                        AUTHORIZED     OUTSTANDING    VALUE
                                        -----------    -----------    ------
Florida Heating and Air Conditioning,
  Inc. ..............................       1,000           800       $10.00
Florida Heating and Air Conditioning
  Service, Inc. .....................         600           600         1.00
Florida Heating and Air Duct, Inc....      10,000           600         1.00
Bullseye Air Conditioning, Inc. .....         600           600         1.00

12.  EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT OF INDEPENDENT
     PUBLIC ACCOUNTANTS (UNAUDITED):

     In June 1996, the Company and its shareholders entered into a definitive agreement with ARS, providing for the acquisition of the Company by ARS. The acquisition of the Company by ARS was completed on September 27, 1996 concurrent with the initial public offering of ARS. Reference is made to Note 8 of American Residential Services, Inc. financial statements as of and for the periods ended December 31, 1995 and June 30, 1996 included elsewhere herein.

     Concurrent with the acquisition, the Company entered into agreements with the shareholders to lease land and buildings used in the Company's operations for a negotiated amount and term.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To DIAL ONE Meridian and Hoosier, Inc.:

     We have audited the accompanying balance sheets of DIAL ONE Meridian and Hoosier, Inc. (an Indiana corporation), as of December 31, 1994 and 1995, and the related statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIAL ONE Meridian and Hoosier, Inc., as of December 31, 1994 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
May 24, 1996

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                                 BALANCE SHEETS

                                              DECEMBER 31
                                       --------------------------
                                           1994          1995
                                       ------------  ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $    427,005  $    856,754
     Investments.....................       150,000       --
     Accounts receivable --
          Trade, net of allowance of
             $41,595 and $54,050.....       869,316       989,963
          Shareholder and
             affiliates..............         6,316        14,261
          Other receivables..........        19,098        26,459
     Inventories.....................       345,934       249,773
     Prepaid expenses and other
      current assets.................        72,239        96,545
     Costs and estimated earnings in
      excess of billings on
      uncompleted contracts..........        42,717        16,825
                                       ------------  ------------
               Total current
                   assets............     1,932,625     2,250,580
PROPERTY AND EQUIPMENT, net..........       829,316       919,238
OTHER NONCURRENT ASSETS..............        28,567        18,819
                                       ------------  ------------
               Total assets..........  $  2,790,508  $  3,188,637
                                       ============  ============

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................  $    262,046  $    266,830
     Accounts payable and accrued
      expenses.......................       488,197       638,224
     Unearned revenue on service
      contracts......................       353,045       423,259
     Billings in excess of costs and
      estimated earnings on
      uncompleted contracts..........        78,049        32,131
                                       ------------  ------------
               Total current
                   liabilities.......     1,181,337     1,360,444
LONG-TERM DEBT, net of current
  maturities.........................       610,180       544,483
DEFERRED INCOME TAXES................       --             13,309
OTHER NONCURRENT LIABILITIES.........       --            --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
     Common stock, no par value;
      1,000 shares authorized, 598
      shares issued and 588
      outstanding....................         7,201         7,201
     Additional paid-in capital......        35,000        35,000
     Retained earnings...............       956,890     1,228,300
     Treasury stock, 10 shares at
      cost...........................          (100)         (100)
                                       ------------  ------------
               Total shareholder's
                   equity............       998,991     1,270,401
                                       ------------  ------------
               Total liabilities and
                   shareholder's
                   equity............  $  2,790,508  $  3,188,637
                                       ============  ============

   The accompanying notes are an integral part of these financial statements.

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                            STATEMENTS OF OPERATIONS

                                                YEAR ENDED                   NINE MONTHS
                                               DECEMBER 31                ENDED SEPTEMBER 30
                                       ----------------------------  ----------------------------
                                           1994           1995           1995           1996
                                       ------------  --------------  ------------  --------------
                                                                             (UNAUDITED)
REVENUES.............................  $  8,066,155  $   10,132,706  $  7,499,254  $   11,508,090
COST OF SERVICES.....................     5,797,066       7,280,888     5,357,009       7,795,049
                                       ------------  --------------  ------------  --------------
     Gross profit....................     2,269,089       2,851,818     2,142,245       3,713,041
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................     1,988,791       2,349,482     1,660,059       2,784,557
                                       ------------  --------------  ------------  --------------
               Income from
                  operations.........       280,298         502,336       482,186         928,484
OTHER INCOME (EXPENSE):
     Interest income.................         8,517          23,399        13,820          25,642
     Interest expense................       (56,585)        (86,097)      (64,725)       (111,835)
     Other...........................        36,817          10,259        13,371          18,000
                                       ------------  --------------  ------------  --------------
INCOME BEFORE INCOME TAXES...........       269,047         449,897       444,652         860,291
PROVISION FOR INCOME TAXES...........       110,365         178,487       176,442         328,208
                                       ------------  --------------  ------------  --------------
NET INCOME...........................  $    158,682  $      271,410  $    268,210  $      532,083
                                       ============  ==============  ============  ==============

   The accompanying notes are an integral part of these financial statements.

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                          COMMON STOCK      ADDITIONAL                                  TOTAL
                                        ----------------     PAID-IN       RETAINED     TREASURY    SHAREHOLDER'S
                                        SHARES    AMOUNT     CAPITAL       EARNINGS      STOCK          EQUITY
                                        ------    ------    ----------    ----------    --------    --------------
BALANCE, December 31, 1993...........     588     $7,201     $ 35,000     $  798,208     $ (100)      $  840,309
                                        ------    ------    ----------    ----------    --------    --------------
     Net income......................    --         --         --            158,682      --             158,682
                                        ------    ------    ----------    ----------    --------    --------------
BALANCE, December 31, 1994...........     588      7,201       35,000        956,890       (100)         998,991
     Net income......................    --         --         --            271,410      --             271,410
                                        ------    ------    ----------    ----------    --------    --------------
BALANCE, December 31, 1995...........     588     $7,201     $ 35,000     $1,228,300     $ (100)      $1,270,401
                                        ======    ======    ==========    ==========    ========    ==============

   The accompanying notes are an integral part of these financial statements.

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                            STATEMENTS OF CASH FLOWS

                                               YEAR ENDED                  NINE MONTHS
                                              DECEMBER 31               ENDED SEPTEMBER 30
                                       --------------------------  ----------------------------
                                           1994          1995          1995           1996
                                       ------------  ------------  ------------  --------------
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................  $    158,682  $    271,410  $    268,210  $      532,083
     Adjustments to reconcile net
       income to net cash provided by
       operating activities --
     Depreciation and amortization...       205,310       245,028       190,423         242,023
     Deferred income taxes...........       108,303        45,302        32,890        --
     Changes in operating assets and
       liabilities --
       (Increase) decrease in --
          Accounts receivables.......      (183,259)     (128,008)     (772,782)       (583,573)
          Inventories................      (129,922)       96,161        58,137          (5,756)
          Prepaid expenses and other
             current assets..........       (14,768)      (29,873)       30,511          33,694
          Costs and estimated
             earnings in excess of
             billings on uncompleted
             contracts...............        29,530        25,892        28,577          18,615
          Other noncurrent assets....         2,606       (16,678)       (2,589)       --
       Increase (decrease) in --
          Accounts payable and
             accrued expenses........        86,294       150,027       161,430         373,482
          Unearned revenue on service
             contracts...............        60,469        70,214        44,661         140,661
          Billings in excess of costs
             and estimated earnings
             on uncompleted
             contracts...............        27,852       (45,918)      217,618         161,757
          Other noncurrent
             liabilities.............       --            --            --             --
                                       ------------  ------------  ------------  --------------
     Net cash provided by operating
       activities....................       351,097       683,557       257,086         912,986
                                       ------------  ------------  ------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and
       equipment.....................      (318,444)     (334,950)     (224,668)       (783,078)
     Purchase of investment..........      (150,000)      --            --             --
     Proceeds from sale of
       investment....................       --            150,000       150,000        --
     Cash paid for acquisition, net
       of cash acquired..............       --            --            --             (297,496)
                                       ------------  ------------  ------------  --------------
          Net cash used in investing
             activities..............      (468,444)     (184,950)      (74,668)     (1,080,574)
                                       ------------  ------------  ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt....       451,815       200,639       126,226       1,065,854
     Principal payments of long-term
       debt..........................      (183,134)     (261,552)     (199,865)       (258,375)
     (Advances) payments of
       receivable from shareholder
       and affiliates................        17,940        (7,945)      --               (7,622)
                                       ------------  ------------  ------------  --------------
          Net cash provided by (used
             in) financing
             activities..............       286,621       (68,858)      (73,639)        799,857
                                       ------------  ------------  ------------  --------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................       169,274       429,749       108,779         632,269
CASH AND CASH EQUIVALENTS, beginning
  of period..........................       257,731       427,005       427,005         856,754
                                       ------------  ------------  ------------  --------------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $    427,005  $    856,754  $    535,784  $    1,489,023
                                       ============  ============  ============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
     Interest........................  $     56,585  $     86,097  $     54,290  $       99,632
     Income taxes....................  $     20,000  $    126,137  $      6,280  $      152,758

   The accompanying notes are an integral part of these financial statements.

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     DIAL ONE Meridian and Hoosier, Inc., (an Indiana corporation) (the Company), is primarily engaged in the installation and maintenance, repair and replacement of residential and commercial air conditioning and heating systems in Indianapolis and the surrounding areas.

     The Company and its shareholder intend to enter into a definitive agreement with American Residential Services, Inc. (ARS), pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of ARS's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of ARS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
  INTERIM FINANCIAL INFORMATION

     The interim financial statements for the nine months ended September 30, 1995 and 1996 are unaudited and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  INVENTORIES

     Inventories consist of parts and supplies for use in the ordinary course of business and are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

     Included in property and equipment are certain assets subject to capital leases. These assets are amortized using the straight-line method over the lesser of the life of the leases or the estimated useful life of the asset.

  REVENUE RECOGNITION

     The Company recognizes revenue when the services are performed except when work is being performed under a construction contract. Revenues on residential and commercial service and maintenance contracts are recorded and collected monthly.

     Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                  NOTES TO FINANCIAL STATEMENTS --(CONTINUED)

  WARRANTY COSTS

     The Company warrants labor for one or five years after installation on new air conditioning and heating units. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating units. A reserve for warranty costs is recorded upon completion of installation or service.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are received or settled.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                        ESTIMATED            DECEMBER 31
                                       USEFUL LIVES   --------------------------
                                         IN YEARS         1994          1995
                                       ------------   ------------  ------------
Land and building....................       30        $    145,920  $    183,320
Leasehold improvements...............       10             191,823       212,461
Transportation equipment.............     3 - 4            827,628       950,262
Machinery and equipment..............       7              162,243       165,367
Furniture and fixtures...............       5              280,527       369,956
Telephone equipment..................     7 - 10            47,291       109,016
                                                      ------------  ------------
                                                         1,655,432     1,990,382
Less -- Accumulated depreciation and
amortization.........................                      826,116     1,071,144
                                                      ------------  ------------
          Property and equipment,
             net.....................                 $    829,316  $    919,238
                                                      ============  ============

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                  NOTES TO FINANCIAL STATEMENTS --(CONTINUED)

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consist of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Balance at beginning of year.........  $   13,609  $   41,595
Additions charged to costs and
  expenses...........................      43,451      32,071
Deductions for uncollectible
  receivables written off............     (15,465)    (19,616)
                                       ----------  ----------
                                       $   41,595  $   54,050
                                       ==========  ==========

     Accounts payable and accrued expenses consist of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Accounts payable, trade..............  $  128,155  $  185,409
Accrued compensation and benefits....     228,886     254,393
Warranty accrual.....................      60,754      79,102
Other accrued expenses...............      70,402     119,320
                                       ----------  ----------
                                       $  488,197  $  638,224
                                       ==========  ==========

     Installation contracts in progress are as follows:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Costs incurred on contracts in
progress.............................  $  195,350  $  243,727
Estimated earnings, net of losses....      93,439      96,263
                                       ----------  ----------
                                          288,789     339,990
Less -- Billings to date.............     324,121     355,296
                                       ----------  ----------
                                       $  (35,332) $  (15,306)
                                       ==========  ==========

     The following are included in the accompanying balance sheets under the following captions:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts..............  $   42,717  $   16,825
Billings in excess of costs and
  estimated earnings on
  uncompleted contracts..............     (78,049)    (32,131)
                                       ----------  ----------
                                       $  (35,332) $  (15,306)
                                       ==========  ==========

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                  NOTES TO FINANCIAL STATEMENTS --(CONTINUED)

5.  LONG-TERM DEBT AND CAPITAL LEASES:

     Long-term debt and capital leases consists of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Note payable, due in monthly
  installments of $4,167 plus
  interest at prime plus 1.25% (9.75%
  at December 31, 1995) and secured
  by accounts receivable, inventory
  and equipment, matures November 30,
  1999...............................  $  245,837  $  195,833
Land contract, maturing in November
  2003, due in monthly installments
  of $1,456 including interest at 8%,
  collateralized with the related
  property deed held in escrow.......     111,123     102,238
Note payable, due in monthly
  installments of $2,500 plus
  interest at prime plus 1.25% and
  secured by accounts receivable,
  inventory and equipment, matures
  July 31, 1998......................     107,500      77,500
Capital leases, maturing from 1996 to
  2000, interest ranging from 8.94%
  to 10%, secured by transportation
  equipment..........................     403,057     420,536
Other................................       4,709      15,206
                                       ----------  ----------
                                          872,226     811,313
Less -- Current maturities...........     262,046     266,830
                                       ----------  ----------
                                       $  610,180  $  544,483
                                       ==========  ==========

     The Company has a $250,000 bank line of credit expiring July 31, 1996, with interest payable monthly at prime plus .75 percent. As of December 31, 1995, there were no borrowings on this agreement. In addition, the Company has a $100,000 bank lease line of credit expiring January 2, 2000, with interest at
8.94 percent payable monthly. As of December 31, 1995, borrowings on the lease line were $23,214 and are included in capital leases.

     The notes payable contain covenants which require the Company to maintain specified financial covenants. As of December 31, 1995, the Company was in compliance with these covenants.

     The aggregate maturities of long-term debt as of December 31, 1995, are as follows:

Year ending December 31 --
     1996............................  $   93,071
     1997............................      94,220
     1998............................      83,015
     1999............................      61,867
     2000............................      13,263
     Thereafter......................      45,341
                                       ----------
                                       $  390,777
                                       ==========

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                  NOTES TO FINANCIAL STATEMENTS --(CONTINUED)

     The future minimum lease payments under capital leases are as follows:

Year ending December 31 --
     1996............................  $  219,291
     1997............................     159,026
     1998............................      95,352
     1999............................      23,855
     2000............................      --
                                       ----------
          Total minimum lease
             payments................     497,524
Less -- Amounts representing
interest.............................     (76,988)
                                       ----------
          Net minimum lease
             payments................     420,536
Less -- Current portion of
  obligations under capital leases...     173,759
                                       ----------
          Long-term portion of
             obligations under
             capital leases..........  $  246,777
                                       ==========

     Management estimates that the fair value of its debt obligations approximates the historical value of $811,313 at December 31, 1995.

6.  LEASES:

     The Company leases a facility from its shareholder. The lease was renewed on January 1, 1995, and expires on December 31, 1999. The lease requires monthly payments of $7,500. The amount paid under this lease in 1994 and 1995 was approximately $76,000 and $90,000, respectively.

7.  INCOME TAX:

     Federal and state income taxes are as follows:

                                             YEAR ENDED
                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Federal --
     Current.........................  $   --      $   97,907
     Deferred........................      85,943      39,549
State --
     Current.........................       2,062      35,278
     Deferred........................      22,360       5,753
                                       ----------  ----------
                                       $  110,365  $  178,487
                                       ==========  ==========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income tax as follows:

Tax provision at the statutory
rate.................................  $   91,476  $  152,965
Increase (decrease) resulting from --
     State income taxes, net of
       related tax effect............      16,118      27,080
     Nondeductible expenses..........       3,080         321
     Other...........................        (309)     (1,879)
                                       ----------  ----------
                                       $  110,365  $  178,487
                                       ==========  ==========

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                  NOTES TO FINANCIAL STATEMENTS --(CONTINUED)

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Depreciation and amortization........  $    4,675  $   13,859
Accruals and reserves not deductible
  until paid.........................     (50,724)    (43,433)
Other................................     (27,652)      1,175
                                       ----------  ----------
          Total deferred income tax
             assets..................  $  (73,701) $  (28,399)
                                       ==========  ==========

     The net deferred tax assets and liabilities are comprised of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Deferred tax assets --
     Current.........................  $  (47,275) $  (41,708)
     Long-term.......................     (26,426)     --
                                       ----------  ----------
          Total......................     (73,701)    (41,708)
Deferred tax liabilities,
  long-term..........................      --          13,309
                                       ----------  ----------
          Net deferred income tax
             assets..................  $  (73,701) $  (28,399)
                                       ==========  ==========

8.  FRANCHISE AGREEMENTS:

     In October 1993, the Company renewed a four-year franchise agreement with DIAL ONE of Central Indiana, Inc. (DIAL ONE), a company wholly owned by the shareholder of the Company. The Company pays $15,000 annually plus a royalty fee of 3 percent of gross sales in excess of a predefined base. Total amounts incurred in 1994 and 1995 under this agreement were approximately $92,000 and $56,000, respectively.

     The Company pays the LINC Corporation for consulting services under a franchise agreement through its commercial division. Fees are based on a royalty fee on gross revenues with a minimum payment of $15,000 a year. In 1994 and 1995, the Company incurred approximately $58,000 and $61,000, respectively, under the terms of the agreement.

9.  EMPLOYEE BENEFIT PLANS:

     The Company has adopted a retirement plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides for 50 percent matching contributions by the Company for the first $200 of each participant's contribution. The Company has the right to make additional discretionary contributions. Total contributions by the Company under this plan were approximately $64,000 and $86,000 for 1994 and 1995, respectively.

10.  RELATED-PARTY TRANSACTIONS:

     The Company is a DIAL ONE franchisee (see Note 8) under an agreement with DIAL ONE. The Company also shares certain costs with DIAL ONE for personnel and overhead, which are billed monthly to DIAL ONE, based on that company's pro rata share of those expenses. In 1995, the Company received $24,000 in rental income from DIAL ONE for space occupied in the building that the Company owns. At December 31, 1994 and 1995, the Company had a balance due from DIAL ONE of approximately $6,000 and $14,000, respectively.

                      DIAL ONE MERIDIAN AND HOOSIER, INC.
                  NOTES TO FINANCIAL STATEMENTS --(CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

  INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

12.  SUBSEQUENT EVENT:

     Effective January 1, 1996, the Company acquired 100 percent of the outstanding shares of stock in Sagamore Heating & Cooling, Inc. (Sagamore) for $281,000. Consideration paid by the Company included $100,000 in cash and a $181,000 note payable to the former owner. The Company consolidated Sagamore effective as of the date of acquisition.

13. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     In June 1996, the Company and its shareholder entered into a definitive agreement with ARS, providing for the acquisition of the Company by ARS. The acquisition of the Company by ARS was completed on September 27, 1996 concurrent with the initial public offering of ARS. Reference is made to Note 8 of American Residential Services, Inc. financial statements as of and for the periods ended December 31, 1995 and June 30, 1996 included elsewhere herein.

     Concurrent with the acquisition, the Company changed its name to Meridian & Hoosier Heating and Air Conditioning Company and entered into agreements with the shareholder to lease land and buildings used in the Company's operations for a negotiated amount and term.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ADCOT, Inc.:

     We have audited the accompanying balance sheets of ADCOT, Inc. (a Texas corporation), as of December 31, 1994 and 1995, and the related statements of operations, shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADCOT, Inc., as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
May 24, 1996 (except with respect to
  the matter discussed in Note 4, as to
  which the date is June 5, 1996)

                                  ADCOT, INC.
                                 BALANCE SHEETS

                                               DECEMBER 31
                                       ----------------------------
                                            1994           1995
                                       --------------  ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $      122,966  $    256,104
     Accounts receivable --
          Trade......................           3,132       --
          Shareholder and
             affiliates..............          10,476        11,968
          Other receivables..........        --             --
     Inventories.....................         416,332       411,892
     Prepaid expenses and other
       current assets................        --              23,607
                                       --------------  ------------
               Total current
                  assets.............         552,906       703,571
PROPERTY AND EQUIPMENT, net..........         294,820       299,757
OTHER NONCURRENT ASSETS..............        --                 999
NET ASSETS OF DISCONTINUED
  OPERATIONS.........................          34,065       123,494
                                       --------------  ------------
               Total assets..........  $      881,791  $  1,127,821
                                       ==============  ============

LIABILITIES AND SHAREHOLDER'S DEFICIT
CURRENT LIABILITIES:
     Current maturities of long-term
       debt..........................  $       15,692  $     77,263
     Accounts payable and accrued
       expenses......................         770,780       754,768
     Payable to shareholders and
       affiliates....................         266,297       241,008
     Unearned revenue on extended
       warranty contracts, current...         375,668       351,514
                                       --------------  ------------
               Total current
                  liabilities........       1,428,437     1,424,553
LONG-TERM DEBT, net of current
  maturities.........................        --              96,277
UNEARNED REVENUE ON EXTENDED WARRANTY
  CONTRACTS, noncurrent..............         637,614       579,307
OTHER LONG-TERM LIABILITIES..........          39,014       --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S DEFICIT:
     Common stock, $1 par value;
       100,000 shares authorized,
       10,000 issued and
       outstanding...................          10,000        10,000
     Deficit.........................      (1,233,274)     (982,316)
                                       --------------  ------------
               Total shareholder's
                  deficit............      (1,223,274)     (972,316)
                                       --------------  ------------
               Total liabilities and
                  shareholder's
                  deficit............  $      881,791  $  1,127,821
                                       ==============  ============

   The accompanying notes are an integral part of these financial statements.

                                  ADCOT, INC.
                            STATEMENTS OF OPERATIONS

                                                                                    SIX MONTHS   FIVE MONTHS
                                                 YEAR ENDED DECEMBER 31               ENDED         ENDED
                                       ------------------------------------------    JUNE 30,      MAY 31,
                                            1993           1994          1995          1995          1996
                                       --------------  ------------  ------------  ------------  ------------
                                                                                          (UNAUDITED)
REVENUES.............................  $   10,899,840  $  8,675,616  $  8,707,403  $  3,982,983  $  3,445,084
COST OF SERVICES.....................       6,921,371     5,574,296     5,709,114     2,721,218     2,147,264
                                       --------------  ------------  ------------  ------------  ------------
     Gross profit....................       3,978,469     3,101,320     2,998,289     1,261,765     1,297,820
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES............       2,830,130     2,443,678     2,347,954     1,107,956       835,868
                                       --------------  ------------  ------------  ------------  ------------
     Income from operations..........       1,148,339       657,642       650,335       153,809       461,952
OTHER INCOME (EXPENSE):
     Interest expense................         (81,798)      (36,224)      (83,754)      (30,942)      (15,370)
     Other...........................           3,503        24,430        65,530        27,421        11,163
                                       --------------  ------------  ------------  ------------  ------------
INCOME FROM CONTINUING
  OPERATIONS BEFORE STATE INCOME
  TAXES..............................       1,070,044       645,848       632,111       150,288       457,745
PROVISION FOR STATE INCOME TAXES.....        --             --             43,165         6,824        20,598
                                       --------------  ------------  ------------  ------------  ------------
NET INCOME FROM
  CONTINUING OPERATIONS..                   1,070,044       645,848       588,946       143,464       437,147
LOSS FROM DISCONTINUED
  OPERATIONS, net of applicable state
  income taxes.......................      (1,452,024)     (141,923)     (114,900)      (91,999)     (245,187)
                                       --------------  ------------  ------------  ------------  ------------
NET INCOME (LOSS)....................  $     (381,980) $    503,925  $    474,046  $     51,465  $    191,960
                                       ==============  ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                  ADCOT, INC.
                      STATEMENTS OF SHAREHOLDER'S DEFICIT

                                           COMMON STOCK                             TOTAL
                                       --------------------                     SHAREHOLDER'S
                                        SHARES      AMOUNT       DEFICIT           DEFICIT
                                       ---------    -------   --------------    -------------
BALANCE, December 31, 1992...........     10,000    $10,000   $   (1,355,219)    $ (1,345,219)
     Net loss........................     --          --            (381,980)        (381,980)
                                       ---------    -------   --------------    -------------
BALANCE, December 31, 1993...........     10,000     10,000       (1,737,199)      (1,727,199)
     Net income......................     --          --             503,925          503,925
                                       ---------    -------   --------------    -------------
BALANCE, December 31, 1994...........     10,000     10,000       (1,233,274)      (1,223,274)
     Dividends.......................     --          --            (223,088)        (223,088)
     Net income......................     --          --             474,046          474,046
                                       ---------    -------   --------------    -------------
BALANCE, December 31, 1995...........     10,000    $10,000   $     (982,316)    $   (972,316)
                                       =========    =======   ==============    =============

   The accompanying notes are an integral part of these financial statements.

                                  ADCOT, INC.
                            STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS     FIVE MONTHS
                                              YEAR ENDED DECEMBER 31              ENDED          ENDED
                                       ------------------------------------     JUNE 30,        MAY 31,
                                           1993         1994        1995          1995            1996
                                       ------------  ----------  ----------    -----------    ------------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................  $   (381,980) $  503,925  $  474,046     $  51,465      $  191,960
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities --
    Depreciation and amortization....       307,552     271,420     261,704       123,587         184,644
    Gain on sale of property and
      equipment......................       --          (18,251)    (19,519)      (19,518)        --
    Write-off of property and
      equipment......................       --           --          26,118        --             --
    Changes in operating assets and
      liabilities --
      (Increase) decrease in --
      Accounts receivable............       104,276      (6,318)      1,640         2,459        (110,851)
      Inventories....................       154,349     225,814       4,440      (109,517)        (59,220)
      Prepaid expenses and other
         current assets..............      (114,200)    127,891     (23,607)      (23,185)        (26,337)
      Other noncurrent assets........        (9,068)     10,369        (999)       --                 999
    Increase (decrease) in --
      Accounts payable and accrued
         expenses....................       691,700    (786,089)    (16,012)       76,767         570,418
      Unearned revenue on extended
         warranty contracts..........         3,661      (8,288)    (82,461)      (41,229)              3
                                       ------------  ----------  ----------    -----------    ------------
         Net cash provided by
           operating activities......       756,290     320,473     625,350        60,829         751,616
                                       ------------  ----------  ----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and
    equipment........................       --           19,503      21,188        21,188         --
  Additions to property and
    equipment........................       (16,478)    (49,403)   (294,428)     (185,554)       (349,988)
  Cash provided by (used in)
    discontinued operations..........    (1,116,116)    188,714     (89,429)      252,196        (218,054)
                                       ------------  ----------  ----------    -----------    ------------
         Net cash provided by (used
           in) investing activities..    (1,132,594)    158,814    (362,669)       87,830        (568,042)
                                       ------------  ----------  ----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in payable to
    shareholder and
    affiliates.......................       580,431    (314,134)    (25,289)     (155,000)       (229,040)
  Borrowings of long-term debt.......        63,750      --         214,553       143,618         249,110
  Principal payments of long-term
    debt.............................       (93,260)   (106,035)    (56,705)      (30,208)        (62,288)
  Increase (decrease) in other
    long-term liabilities............      (173,024)     39,014     (39,014)      (29,625)        --
  Dividends..........................       --           --        (223,088)     (178,088)       (303,001)
                                       ------------  ----------  ----------    -----------    ------------
         Net cash provided by (used
           in) financing activities..       377,897    (381,155)   (129,543)     (249,303)       (345,219)
                                       ------------  ----------  ----------    -----------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................         1,593      98,132     133,138      (100,644)       (161,645)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................        23,241      24,834     122,966       122,966         256,104
                                       ------------  ----------  ----------    -----------    ------------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $     24,834  $  122,966  $  256,104     $  22,322      $   94,459
                                       ============  ==========  ==========    ===========    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
    Interest.........................  $    109,064  $   79,658  $  111,536     $  32,468      $   15,370

   The accompanying notes are an integral part of these financial statements.

                                  ADCOT, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     ADCOT, Inc. (a Texas corporation) (the Company) (d.b.a. A-ABC Appliance), is primarily engaged in the sales of consumer appliances and the service-related activities of plumbing, air conditioning, appliance and electrical repair and other home improvement services in Houston and the surrounding areas.

     In April 1996, the Company and its shareholder entered into a stock purchase agreement with Service Enterprises, Inc. (SEI) to sell all of its outstanding common stock for $2,000,000 to SEI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  INTERIM FINANCIAL INFORMATION

     The interim financial statements for the six months ended June 30, 1995 and the five months ended May 31, 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  INVENTORIES

     Inventories consist of appliances and service-related parts and supplies held for use in the ordinary course of business and are valued at the lower of cost or market using the weighted-average cost method.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property or equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  INCOME TAXES

     The Company has elected S Corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the shareholder reports his share of the Company's taxable earnings or losses in his personal tax return.

     The Company is subject to Texas franchise tax which is an income-based tax. Accordingly, the Company has recorded a provision for this tax in the accompanying statement of operations for 1995. No provision for franchise taxes was recorded in the 1993 or 1994 statement of operations as the Company's franchise tax was offset by a business loss carryover.

  REVENUE RECOGNITION

     The Company recognizes service revenue and parts sales revenue when a product is delivered or the services are performed. Revenues from sales of extended warranties are recognized over the life of the contract on a straight-line basis.

                                  ADCOT, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                             DECEMBER 31
                                       USEFUL LIVES   --------------------------
                                         IN YEARS         1994          1995
                                       ------------   ------------  ------------
Leasehold improvements...............     5 - 15      $    221,120  $    256,245
Transportation equipment.............       5              815,190       849,183
Computer and telephone equipment.....     5 - 7            351,383       --
Furniture and fixtures...............     5 - 7          1,053,293     1,109,215
                                                      ------------  ------------
                                                         2,440,986     2,214,643
Less -- Accumulated depreciation and
  amortization.......................                    2,146,166     1,914,886
                                                      ------------  ------------
          Property and equipment,
             net.....................                 $    294,820  $    299,757
                                                      ============  ============

4.  DISCONTINUED OPERATIONS:

     Subsequent to the purchase of the Company by SEI, the board of directors of SEI's parent company (Enterprises Holding Company) approved the disposition of the Company's retail appliance sales division. The allocation of purchase price to the fair market value of the net assets of the Company acquired by SEI will be based on preliminary estimates of fair value and may be revised when additional information concerning asset and liability valuations is obtained. Accordingly, any gain or loss on the sale of the appliance sales division will be considered an adjustment of purchase price.

     The net losses of these operations prior to April 1, 1996, are included in the statements of operations under discontinued operations. Revenues, cost of sales, selling, general and administrative expenses, other income and expense, and income taxes for fiscal years 1993, 1994 and 1995 exclude amounts associated with the discontinued division. Revenues from such operations were approximately $12,185,000, $12,101,000 and $11,915,000 for the years ended December 31, 1993,
1994 and 1995, respectively. Certain expenses have been allocated to discontinued operations, which were allocated based upon estimated divisional usage. All assets of the operations are expected to be sold in 1996.

                                  ADCOT, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The components of net assets of discontinued operations included in the balance sheets are as follows:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Net working capital (deficit)........  $  (64,208) $   55,667
Property and equipment, net..........      98,273      99,919
Other liabilities....................      --         (32,092)
                                       ----------  ----------
                                       $   34,065  $  123,494
                                       ==========  ==========

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Accounts payable and accrued expenses consist of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
Accounts payable, trade..............  $  488,819  $  495,031
Accrued compensation and benefits....      93,193      87,725
Accrued taxes, other than income.....     147,066     101,383
Other accrued expenses...............      41,702      70,629
                                       ----------  ----------
                                       $  770,780  $  754,768
                                       ==========  ==========

6.  INVENTORY FLOOR PLAN LIABILITY:

     The Company maintains certain inventories on a floor plan financing method with General Electric Capital Corporation (GECC) in connection with its discontinued retail appliance sales division. The terms of the floor plan allow an interest-free period of 90 days after purchase followed by interest accruing at a rate of prime plus 2.5 percent on the remaining unpaid balance. Payment is due as the inventory is sold.

     The Company also has floor plan financing available from three other companies with similar terms. However, the Company does not utilize these, and had no balances outstanding at December 31, 1994 and 1995.

     The inventory floor plan facilities are personally guaranteed by the sole shareholder and/or an officer of the Company.

7.  LONG-TERM DEBT:

     Long-term debt consists of the installment notes payable for transportation equipment. The debt is secured by the related transportation equipment. The terms of the notes are 36 months with monthly payments of principal and interest of approximately $9,000. The notes bear interest at rates ranging from 8.25 percent to 11 percent.

     The aggregate maturities of long-term debt as of December 31, 1995, are as follows:

Year ending December 31 --
     1996............................  $   77,263
     1997............................      67,241
     1998............................      29,036
                                       ----------
                                       $  173,540
                                       ==========

     Management estimates that the fair value of its debt obligations approximates the historical value of $173,540 at December 31, 1995.

                                  ADCOT, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8.  LEASES:

  OPERATING LEASES

     The Company leases certain facilities from its sole shareholder and his affiliates. The leases expire from 1997 through 2010. The rent paid under these related-party leases was approximately $316,000, $305,000 and $370,000 in 1993, 1994 and 1995, respectively.

     Other nonrelated-party leases for retail facilities expire in 1997. The rent paid under nonrelated-party leases was approximately $198,000, $183,000 and $162,000 in 1993, 1994 and 1995, respectively.

     The lease terms generally range from five to 15 years. The leases generally provide for the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     Future minimum lease payments for operating leases are as follows:

Year ending December 31 --
     1996............................  $    558,140
     1997............................       430,034
     1998............................       330,288
     1999............................       292,848
     2000............................       240,432
     Thereafter......................       725,820
                                       ------------
                                       $  2,577,562
                                       ============

9.  RELATED-PARTY TRANSACTIONS:

     The Company has payables to its sole shareholder and certain other related parties in the amounts of $266,297 and $241,008 at December 31, 1994 and 1995, respectively. Interest accrues on these payables at 8 percent per annum.

10.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

  INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

11. EVENT SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     On May 28, 1996, Service Enterprises, Inc. ("SEI"), a subsidiary of Enterprises Holding Company ("EHC") purchased all of the outstanding common stock of ADCOT for $2,000,000.

     The acquisition of the EHC by ARS was completed on September 27, 1996 concurrent with the initial public offering of ARS. Reference is made to Note 8 of American Residential Services, Inc. financial statements as of and for the periods ended December 31, 1995 and June 30, 1996 included elsewhere herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro Heating and Air Conditioning, Inc.:

     We have audited the accompanying balance sheet of Metro Heating and Air Conditioning, Inc. (a North Carolina corporation), as of December 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metro Heating and Air Conditioning, Inc., as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
December 6, 1996

                    METRO HEATING AND AIR CONDITIONING, INC.
                                 BALANCE SHEETS

                                           DECEMBER 31,      SEPTEMBER 30,
                                               1995              1996
                                           ------------      -------------
                                                              (UNAUDITED)
                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............    $1,338,654        $   890,726
  Accounts receivable --
     Trade, net of allowance of
       $45,000..........................     1,781,532          2,564,979
     Other receivables..................       135,686             81,211
  Inventories...........................     1,492,548          1,887,274
  Prepaid expenses and other current
     assets.............................        27,236            --
  Costs and estimated earnings in excess
     of billings on uncompleted
     contracts..........................       311,901             63,516
                                           ------------      -------------
          Total current assets..........     5,087,557          5,487,706
PROPERTY AND EQUIPMENT, net.............     1,828,966          2,512,259
OTHER NONCURRENT ASSETS.................         1,089              2,000
                                           ------------      -------------
          Total assets..................    $6,917,612        $ 8,001,965
                                           ============      =============
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt.......................    $  --             $ 1,000,000
  Accounts payable and accrued
     expenses...........................     1,623,495          1,589,943
  Payable to shareholders...............       652,636            209,465
  Unearned revenue on service
     contracts..........................       277,190            316,500
  Billings in excess of costs and
     estimated earnings on uncompleted
     contracts..........................       225,991             24,708
                                           ------------      -------------
          Total current liabilities.....     2,779,312          3,140,616
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, $1 par value, 100,000
     shares authorized, 6,000 shares
     issued and outstanding.............         6,000              6,000
  Retained earnings.....................     4,132,300          4,855,349
                                           ------------      -------------
          Total shareholders' equity....     4,138,300          4,861,349
                                           ------------      -------------
          Total liabilities and
             shareholders' equity.......    $6,917,612        $ 8,001,965
                                           ============      =============

   The accompanying notes are an integral part of these financial statements.

                    METRO HEATING AND AIR CONDITIONING, INC.
                            STATEMENTS OF OPERATIONS

                                                                NINE MONTHS ENDED
                                            YEAR ENDED             SEPTEMBER 30
                                           DECEMBER 31,   ------------------------------
                                               1995            1995            1996
                                          --------------  --------------  --------------
                                                                   (UNAUDITED)
REVENUES................................  $   20,549,846  $   14,893,513  $   19,383,471
COST OF SERVICES........................      14,367,437      10,524,811      13,894,337
                                          --------------  --------------  --------------
     Gross profit.......................       6,182,409       4,368,702       5,489,134
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................       4,084,813       2,896,523       3,888,374
                                          --------------  --------------  --------------
     Income from operations.............       2,097,596       1,472,179       1,600,760
OTHER INCOME (EXPENSE):
     Interest income....................          12,486           4,574           8,992
     Interest expense...................         (34,829)        (34,196)        (70,256)
     Other..............................           3,849          (1,538)          6,481
                                          --------------  --------------  --------------
NET INCOME..............................  $    2,079,102  $    1,441,019  $    1,545,977
                                          ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                    METRO HEATING AND AIR CONDITIONING, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                             COMMON STOCK                         TOTAL
                                           ----------------     RETAINED      SHAREHOLDERS'
                                           SHARES    AMOUNT     EARNINGS         EQUITY
                                           ------    ------    -----------    -------------
BALANCE, December 31, 1994..............    6,000    $6,000    $ 3,089,128     $  3,095,128
     Dividends..........................     --        --       (1,035,930)      (1,035,930)
     Net income.........................     --        --        2,079,102        2,079,102
                                           ------    ------    -----------    -------------
BALANCE, December 31, 1995..............    6,000     6,000      4,132,300        4,138,300
     Dividends (unaudited)..............     --        --         (822,928)        (822,928)
     Net income (unaudited).............     --        --        1,545,977        1,545,977
                                           ------    ------    -----------    -------------
BALANCE, September 30, 1996
  (unaudited)...........................    6,000    $6,000    $ 4,855,349     $  4,861,349
                                           ======    ======    ===========    =============

   The accompanying notes are an integral part of these financial statements.

                    METRO HEATING AND AIR CONDITIONING, INC.
                            STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                         YEAR ENDED            SEPTEMBER 30
                                        DECEMBER 31,    --------------------------
                                            1995            1995          1996
                                        -------------   ------------  ------------
                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................    $ 2,079,102    $  1,441,019  $  1,545,977
     Adjustments to reconcile net
       income to net cash provided by
       operating activities --
          Depreciation and
             amortization............        512,107         306,118       470,118
          (Gain)/loss on sale of
             property and
             equipment...............         (1,284)          3,790       --
          Changes in operating assets
             and liabilities --
             (Increase) decrease
             in --
               Accounts receivable...       (222,078)        (81,910)     (728,972)
               Inventories...........        (42,371)          9,295      (394,726)
               Prepaid expenses and
                  other current
                  assets.............          1,423          13,063        27,236
               Costs and estimated
                  earnings in excess
                  of billings on
                  uncompleted
                  contracts..........       (192,806)         75,695       248,385
               Other noncurrent
                  assets.............         40,640          40,640          (911)
             Increase (decrease)
               in --
               Accounts payable and
                  accrued expenses...        525,716          47,317       (33,552)
               Unearned revenue on
                  service
                  contracts..........         67,275          51,929        39,310
               Billings in excess of
                  costs and estimated
                  earnings on
                  uncompleted
                  contracts..........         14,351        (211,640)     (201,283)
                                        -------------   ------------  ------------
                  Net cash provided
                     by operating
                     activities......      2,782,075       1,695,316       971,582
                                        -------------   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property
       and equipment.................          5,625           2,775       --
     Additions of property and
       equipment.....................       (850,274)       (573,629)     (946,530)
     Cash paid for acquisition.......        --              --           (206,881)
                                        -------------   ------------  ------------
                  Net cash used in
                     investing
                     activities......       (844,649)       (570,854)   (1,153,411)
                                        -------------   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of short-term debt...        350,000         350,000     1,000,000
     Repayments of short-term debt...       (350,000)       (350,000)      --
     Increase (decrease) in payable
       to shareholders...............       (276,520)       (810,000)     (443,171)
     Dividends.......................     (1,035,930)       (541,296)     (822,928)
                                        -------------   ------------  ------------
                  Net cash used in
                     financing
                     activities......     (1,312,450)     (1,351,296)     (266,099)
                                        -------------   ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................        624,976        (226,834)     (447,928)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................        713,678         713,678     1,338,654
                                        -------------   ------------  ------------
CASH AND CASH EQUIVALENTS, end of
  period.............................    $ 1,338,654    $    486,844  $    890,726
                                        =============   ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for --
          Interest...................    $    34,822    $     34,190  $     26,011

   The accompanying notes are an integral part of these financial statements.

                    METRO HEATING AND AIR CONDITIONING, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Metro Heating and Air Conditioning, Inc. (the Company), is primarily engaged in the installation and maintenance, repair and replacement of air conditioning and heating systems in new and preexisting residential and commercial buildings in North Carolina.

     The Company and its shareholders intend to enter into a definitive agreement with American Residential Services, Inc. (ARS), pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of ARS's common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    INTERIM FINANCIAL INFORMATION

     The interim financial statements as of September 30, 1996, and for the nine months ended September 30, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  INVENTORIES

     Inventories consist of duct materials, air conditioning and heating equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  REVENUE RECOGNITION

     The Company recognizes revenue when the services are performed except when work is being performed under a construction contract. Revenues from the sale of residential and commercial service and maintenance contracts are recognized over the life of the contract on a straight-line basis.

     Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

  WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating units. The Company generally warrants labor for twelve months after servicing of existing air conditioning and heating units. A reserve for warranty costs is recorded upon completion of installation or service.

                    METRO HEATING AND AIR CONDITIONING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  INCOME TAXES

     The Company has elected S Corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the shareholders report their share of the Company's taxable earnings or losses in their personal tax returns.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                            ESTIMATED
                                           USEFUL LIVES      DECEMBER 31,
                                             IN YEARS            1995
                                           ------------      ------------
Transportation equipment................          5          $  2,198,404
Machinery and equipment.................        5-7               273,555
Computer and telephone equipment........          5               416,804
Leasehold improvements..................       7-10               942,468
Furniture and fixtures..................        5-7               707,987
                                                             ------------
                                                                4,539,218
Less -- Accumulated depreciation and
  amortization..........................                       (2,710,252)
                                                             ------------
     Property and equipment, net........                     $  1,828,966
                                                             ============

                    METRO HEATING AND AIR CONDITIONING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following:

                                        DECEMBER 31,
                                            1995
                                        ------------
Balance at beginning of year.........     $ 30,000
Additions charged to costs and
  expenses...........................       26,350
Deductions for uncollectible
  receivables written off............      (11,350)
                                        ------------
                                          $ 45,000
                                        ============

     Accounts payable and accrued expenses consist of the following:

                                           DECEMBER 31,
                                               1995
                                           ------------
Accounts payable, trade.................    $  846,157
Accrued profit-sharing contribution.....       375,437
Accrued compensation and benefits.......       262,901
Accrued warranty expense................       139,000
                                           ------------
                                            $1,623,495
                                           ============

     Installation contracts in progress are as follows:

                                           DECEMBER 31,
                                               1995
                                           ------------
Costs incurred on contracts in
  progress..............................    $  565,148
Estimated earnings, net of losses.......       557,681
                                           ------------
                                             1,122,829
Less -- Billings to date................       896,838
                                           ------------
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts.............................    $  225,991
                                           ============

     The following are included in the accompanying balance sheet under the following captions:

                                           DECEMBER 31,
                                               1995
                                           ------------
Costs and estimated earnings in excess
  of billings on uncompleted
  contracts.............................    $  311,901
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts.............................      (225,991)
                                           ------------
                                            $   85,910
                                           ============

5.  SHORT-TERM DEBT:

     The Company has a $1,000,000 line of credit with a bank. The line of credit bears interest at the prime rate (8.5 percent at December 31, 1995) per annum. There was no balance outstanding under this line of credit at December 31, 1995. In January 1996, the line of credit was increased to $1,500,000 and the maturity was extended from May 1996 to April 30, 1997.

                    METRO HEATING AND AIR CONDITIONING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  LEASES:

     The Company leases two facilities and a parking lot from the owners of the Company. The lease for the two facilities expires in 2004, and the lease for the parking lot expires in 2006 and provides for rents increasing at 2 percent per year. The rent paid under these related-party leases was approximately $192,000 for the year ended December 31, 1995. The leases provide for the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases contain renewal provisions.

     Future minimum lease payments for operating leases are as follows:

Year ending December 31 --
     1996...............................  $    197,000
     1997...............................       201,000
     1998...............................       205,000
     1999...............................       209,000
     2000...............................       214,000
     Thereafter.........................       926,000
                                          ------------
                                          $  1,952,000
                                          ============

7.  RELATED-PARTY TRANSACTIONS:

     Two of the shareholders loan funds to the Company as needed. The loans are payable on demand and bear interest at 5.25 percent. The amount payable to the shareholders is $652,636 at December 31, 1995. Interest of approximately $27,000 was incurred during the year ended December 31, 1995, related to these loans.

8.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

  INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

9.  PROFIT-SHARING PLAN:

     In January 1982, the Company established a defined contribution 401(k) profit-sharing plan for employees meeting certain employment requirements. In January 1983, the plan was amended to include a 401(k) component. Eligible employees may contribute up to the lesser of 15 percent of their annual compensation or the maximum amount permitted under IRS regulations to their 401(k) account. The plan provides for an annual contribution made by the Company, as determined by the board of directors. The Company's contribution was approximately $375,000 for the year ended December 31, 1995.

                    METRO HEATING AND AIR CONDITIONING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

10.  SUBSEQUENT EVENTS:

     Effective February 29, 1996, Metro entered into an asset purchase agreement with Tillman Heating and Air Conditioning Company (THAC) of Durham, North Carolina for approximately $590,000, consisting of cash and assumption of certain liabilities. In conjunction with the purchase, the Company entered into a lease with a related party for the business premises of THAC.

     Concurrent with the acquisition, ARS will enter into agreements with the former shareholders to lease land and buildings used in ARS' operations for a negotiated amount and term.

11. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     On December 11, 1996, ARS acquired the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For the information called for by Item 10 (other than the information regarding Executive Officers, which is set forth in "Item 1. Business -- Executive Officers") and Items 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the "Commission") within 120 days after December 31, 1996, and which is incorporated herein by reference (except for the material included under the captions "Report of Compensation Committee" and "Performance Graph").

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)  Financial Statements.

             For the financial statements filed as part of this Annual Report on Form 10-K, refer to "Index to Financial Statements" included in "Item 8. Financial Statements and Supplementary Data."

       (2)  Financial Statement Schedules.

            All financial statement schedules are omitted because they are not required or the required information is shown in the Company's consolidated financial statements or the notes thereto.

       (3)  Exhibits.

        EXHIBIT
         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          *2.1       --   Agreement and Plan of Reorganization dated as of June 13, 1996 to which American
                          Residential Services, Inc. ("ARS") and Climatic Corporation of Vero Beach are parties
                          (Form S-1, Reg. No. 333-06195, Ex. 2.1).
          *2.2       --   Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Florida
                          Heating and Air Conditioning, Inc. are parties (Form S-1, Reg. No. 333-06195, Ex. 2.2).
          *2.3       --   Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Atlas
                          Services, Inc. are parties (Form S-1, Reg. No. 333-06195, Ex. 2.3).
          *2.4       --   Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and DIAL ONE
                          Meridian and Hoosier, Inc. are parties (Form S-1, Reg. No. 333-06195, Ex. 2.4).
          *2.5       --   Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Bullseye
                          Air Conditioning, Inc. are parties (Form S-1, Reg. No. 333-06195, Ex. 2.5).
          *2.6       --   Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Florida
                          Heating and Air Conditioning Duct, Inc. are parties (Form S-1, No. 333-06195, Ex. 2.6).

          *2.7       --   Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Florida
                          Heating and Air Conditioning Service, Inc. are parties (Form S-1, Reg. No. 333-06195, Ex.
                          2.7).
          *2.8       --   Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and General
                          Heating Engineering Company, Inc. are parties (Form S-1, Reg. No. 333-06195, Ex. 2.8).
          *2.9       --   Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and
                          Enterprises Holding Company ("EHC") are parties (Form S-1, Reg. No. 333-06195, Ex. 2.9).
          *2.10      --   Form of Uniform Provisions for the Acquisition of Founding Companies (Form S-1, Reg. No.
                          333-06195, Ex. 2.10).
          *2.11      --   Agreement and Plan of Reorganization dated as of December 11, 1996 to which ARS and Metro
                          Heating and Air Conditioning, Inc. are parties (Form S-4, Reg. No. 333-18623, Ex. 2.11).
          *3.1       --   Restated Certificate of Incorporation of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.1).
          *3.2       --   Bylaws of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.2).
          *3.3       --   Certificate of Designation of Series A Junior Participating Preferred Stock (Form S-1,
                          Reg. No. 333-06195, Ex. 3.3).
          *4.1       --   Form of Certificate representing Common Stock (Form S-1, Reg. No. 333-06195, Ex. 4.1).
          *4.2       --   Rights Agreement of ARS, including form of Rights Certificate as Exhibit B thereto (Form
                          S-8, Reg. No. 333-13299, Ex. 4.4).
          *4.3       --   Registration Rights Agreement among ARS and the stockholders listed on the signature pages thereto (Form S-1, Reg. No. 333-06195, Ex. 4.3).
          *4.4       --   Stock Registration Agreement dated as of March 6, 1996 between ARS and Equus II
                          Incorporated (Form S-1, Reg. No. 333-06195, Ex. 4.4).
          *4.5       --   Stock Piggyback Registration Agreement dated as of March 19, 1996 between EHC and
                          NationsBank of Texas, N.A. ("NationsBank") (Form S-1, Reg. No. 333-06195, Ex. 4.5).
           4.6       --   Revolving Loan Agreement dated March 3, 1997 among ARS, NationsBank and the other parties designated therein.
           4.7       --   First Amendment to Revolving Loan Agreement dated March 24, 1997, among ARS, NationsBank and the other parties designated therein.
                          ARS and certain of its subsidiaries are parties to certain debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of ARS and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item
                          601(b) of Regulation S-K, ARS agrees to furnish a copy of such instruments to the
                          Commission upon request.
        +*10.1       --   ARS 1996 Incentive Plan (Form S-1, Reg. No. 333-06195, Ex. 10.1).
        +*10.2       --   Employment Agreement dated as of November 1, 1995 between ARS and Howard S. Hoover, Jr., as amended (Form S-1, Reg. No. 333-06195, Ex. 10.2).
        +*10.3       --   Employment Agreement dated as of November 1, 1995 between ARS and C. Clifford Wright, Jr., as amended (Form S-1, Reg. No. 333-06195, Ex. 10.3).
         +10.4            Employment Agreement dated as of January 20, 1997 between ARS and Harry O. Nicodemus, IV.
        +*10.5       --   Employment Agreement dated as of March 6, 1996 between ARS and John D. Held, as amended
                          (Form S-1, Reg. No. 333-06195, Ex. 10.5).
        +*10.6       --   Employment Agreement dated as of March 6, 1996 between ARS and A. Jefferson Walker III
                          (Form S-1, Reg. No. 333-06195, Ex. 10.6).

        +*10.7       --   Employment Agreement dated as of April 15, 1996 between ARS and Michael Mamaux (Form S-1,
                          Reg. No. 333-06195, Ex. 10.7).
        +*10.8       --   Employment Agreement dated as of June 13, 1996 between ARS and Elliot Sokolow (Form S-1,
                          Reg. No. 333-06195, Ex. 10.8).
        +*10.9       --   Employment Agreement dated as of June 13, 1996 between ARS and Gorden H. Timmons (Form
                          S-1, Reg. No. 333-06195, Ex. 10.10).
        +*10.10      --   Employment Agreement dated as of June 13, 1996 between ARS and Frank N. Menditch (Form
                          S-1, Reg. No. 333-06195, Ex. 10.12).
        +*10.11      --   Employment Agreement dated as of November 1, 1995 between ARS and William P. McCaughey, as amended (Form S-1, Reg. No. 333-06195, Ex. 10.4).
         *10.12      --   Form of Indemnification Agreement between ARS and each of its directors and officers (Form
                          S-1, Reg. No. 333-06195, Ex. 10.15).
        +*10.13      --   Executive Supplemental Disability Plan of ARS (Form S-1, Reg. No. 333-06195, Ex. 10.16).
        +*10.14      --   Executive Supplemental Life Insurance Plan of ARS (Form S-1, Reg. No. 333-06195, Ex.
                          10.17).
        +*10.15      --   ARS Deferred Compensation Plan (Form S-1, Reg. No. 333-06195, Ex. 10.18).
          21.1       --   List of Subsidiaries.
          23.1       --   Consent of Arthur Andersen LLP.
          27.1       --   Financial Data Schedule.

------------
* Incorporated by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

          (b)  Reports on Form 8-K.

               The Company filed Current Reports on Form 8-K dated (i) December 11, 1996 to report the acquisition by the Company of Metro Heating and Air Conditioning, Inc. ("Metro"), which incorporated by reference (A) the balance sheets of Metro at December 31, 1995 and December 31, 1996, (B) the statements of operations and statements of cash flows of Metro for the year ended December 31, 1995 and the nine months ended September 30, 1995 and September 30, 1996, and (C) the statements of shareholders' equity of Metro for the year ended December 31, 1995 and the nine months ended September 30, 1996, and (ii) March 4, 1997 to announce the Company's proposed private placement of convertible subordinated notes.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMERICAN RESIDENTIAL SERVICES, INC.
Date: March 31, 1997                      By: /s/ C. CLIFFORD WRIGHT, JR.
                                                  C. CLIFFORD WRIGHT, JR.
                                                  PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON MARCH 31, 1997 IN THE CAPACITIES INDICATED.

        SIGNATURE                                TITLE
-----------------------------  ------------------------------------------------
/s/ C. CLIFFORD WRIGHT, JR.    President, Chief Executive Officer, and Director
    C. CLIFFORD WRIGHT, JR.    (Principal Executive Officer)

/s/ HARRY O. NICODEMUS, IV     Vice President, Chief Financial Officer and Chief
    HARRY O. NICODEMUS, IV     Accounting Officer (Principal Financial Officer
                               and Principal Accounting Officer)

/s/ HOWARD S. HOOVER, JR.      Chairman of the Board
    HOWARD S. HOOVER, JR.

/s/ GORDEN H. TIMMONS          Chief Operating Officer and Director
    GORDEN H. TIMMONS

/s/ THOMAS N. AMONETT          Director
    THOMAS N. AMONETT

/s/ ROBERT J. CRUIKSHANK       Director
    ROBERT J. CRUIKSHANK

/s/ RANDALL B. HALE            Director
    RANDALL B. HALE

/s/ NOLAN LEHMANN              Director
    NOLAN LEHMANN

/s/ WILLIAM P. McCAUGHEY       Director
    WILLIAM P. MCCAUGHEY

/s/ FRANK N. MENDITCH          Director
    FRANK N. MENDITCH

/s/ ELLIOT SOKOLOW             Director
    ELLIOT SOKOLOW

/s/ DON D. SYKORA              Director
    DON SYKORA