Form 10-Q
period 1997-03-31
AMERICAN RESIDENTIAL SERVICES INC
filed 1997-05-15
CIK 1014187

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission File Number:  1-11849

                      AMERICAN RESIDENTIAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                  76-0484996
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

            POST OAK TOWER, SUITE 725
              5051 WESTHEIMER ROAD
                 HOUSTON, TEXAS                           77056-5604
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

         Yes  /X/   No  / /

         At May 13, 1997, 12,015,347 shares of Common Stock, par value $.001 per share, of the Registrant were outstanding.

                      AMERICAN RESIDENTIAL SERVICES, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                                                                      Page
                                                                                                                      ----
Part I - Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 1 - Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
      General Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
      Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997 (Unaudited)  . . . . . . . . . . . . . .   2
      Consolidated Statements of Operations for the Three Months Ended March 31, 1996 and 1997 (Unaudited)  . . . . .   3
      Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1997 (Unaudited)  . . . . .   4
      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . .  10
Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL INFORMATION

         On September 27, 1996, American Residential Services, Inc. ("ARS" or "the Company") acquired seven residential services businesses (together with the common parent of two of those businesses, the "Founding Companies") in separate transactions (the "Initial Acquisitions") simultaneously with the closing of ARS's initial public offering (the "IPO") of its common stock, par value $.001 per share ("Common Stock"). For financial statement presentation purposes, Atlas Services, Inc. ("Atlas"), one of the Founding Companies, has been identified as the accounting acquiror. The acquisitions of the remaining Founding Companies have been accounted for using the purchase method of accounting, with the results of operations included from September 30, 1996, the effective closing date of those acquisitions for accounting purposes.

        Subsequent to the acquisition of the Founding Companies, the Company acquired 13 additional residential services businesses in the fourth quarter of 1996 (the "Fourth Quarter 1996 Acquisitions") and 10 additional residential services businesses in the first quarter of 1997 (the "First Quarter 1997 Acquisitions" and, together with the Founding Companies and the Fourth Quarter 1996 Acquisitions, the "Acquired Businesses"). For accounting purposes, the Fourth Quarter 1996 Acquisitions and two of the First Quarter 1997 Acquisitions were also accounted for using the purchase method of accounting. The remaining eight First Quarter 1997 Acquisitions (the "Pooled Companies") were accounted for under the pooling-of-interests method of accounting with the historical financial statements of ARS retroactively restated for the effects thereof.

         The accompanying consolidated financial statements reflect the Company on a historical basis with Atlas as the accounting acquiror, restated for the effect of the eight acquisitions accounted for as pooling-of-interests.

        The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to those rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods ended March 31, 1996 and 1997.

        Operating results for interim periods are not necessarily indicative of the results for a full year. In addition, the pro forma combined financial statement data for the three months ended March 31, 1996 presented herein is not necessarily indicative of the results the Company would have obtained had the events included in such pro forma data actually occurred when assumed or of the Company's future results. It is suggested that these consolidated financial statements be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               December 31         March 31
                                                                                   1996              1997
                                                                             ---------------   ----------------
                                                                                                 (Unaudited)
                                   ASSETS
 CURRENT ASSETS:
     Cash and cash equivalents ............................................  $          7,860  $           2,872
     Accounts receivable ..................................................
        Trade, net ........................................................            22,001             23,200
        Other receivables .................................................             1,658              1,868
     Costs and estimated earnings in excess of billings on
        uncompleted contracts..............................................               853              1,367
     Inventories ..........................................................            10,488             12,138
     Prepaid expenses and other current assets ............................             1,903              1,972
     Net assets of discontinued operations ................................               338                233
                                                                             ----------------  -----------------
           Total current assets ...........................................            45,101             43,650
 PROPERTY AND EQUIPMENT, net ..............................................            19,223             20,203
 GOODWILL, net ............................................................           131,193            131,473
 OTHER NONCURRENT ASSETS ..................................................             1,340              2,165
                                                                             ----------------  -----------------
           Total assets  ..................................................  $        196,857  $         197,491
                                                                             ================  =================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
     Current maturities of long-term obligations ..........................  $            982  $             152
     Accounts payable and accrued liabilities .............................            22,466             21,600
     Unearned revenue on service and warranty contracts ...................             3,850              3,559
     Billings in excess of costs and estimated earnings on
        uncompleted contracts .............................................             1,547              1,931
                                                                             ----------------  -----------------
           Total current liabilities ......................................            28,845             27,242
 LONG-TERM OBLIGATIONS, net of current maturities .........................            52,931             54,341
 UNEARNED REVENUE ON SERVICE AND WARRANTY
        CONTRACTS .........................................................               633                613
 DEFERRED INCOME TAXES ....................................................             2,392              2,392

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
     Preferred Stock $.001 par value, 10,000,000 shares authorized;
        none issued and outstanding........................................                --                 --
     Common Stock, $.001 par value, 50,000,000 shares authorized;
        11,653,303 and 11,679,617 shares issued and outstanding ...........                12                 12
     Additional paid-in capital ...........................................           122,569            123,214
     Retained deficit......................................................           (10,525)           (10,323)
                                                                             ----------------  -----------------
        Total stockholders' equity ........................................           112,056            112,903
                                                                             ----------------  -----------------
           Total liabilities and stockholders' equity .....................  $        196,857  $         197,491
                                                                             ================  =================


The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                  For the Three Months
                                                                     Ended March 31
                                                        ------------------------------------------
                                                                         Pro Forma*
                                                              1996          1996         1997
                                                        -------------  ------------- -------------
  REVENUES  .......................................     $      13,648  $      33,151  $     55,446
  COST OF SERVICES ................................             9,716         23,907        38,955
                                                        -------------  -------------  ------------
       Gross profit................................             3,932          9,244        16,491

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....             3,205          8,067        14,572
                                                        -------------  -------------  ------------
       Operating income ...........................               727          1,177         1,919

  OTHER INCOME (EXPENSE):

       Interest expense ...........................               (73)          (281)       (1,110)
       Interest income ............................                 8            110            15
       Other ......................................                72            102           176
                                                        -------------  -------------  ------------

  INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ..........................               734          1,108         1,000

  PROVISION FOR INCOME TAXES ......................               298            591           441
                                                        -------------  -------------  ------------
  NET INCOME FROM CONTINUING
     OPERATIONS ...................................               436            517           559

  LOSS FROM DISCONTINUED OPERATIONS,
     NET OF INCOME TAX ............................                --             --           (32)
                                                        -------------  -------------  ------------
  NET INCOME ......................................     $         436  $         517  $        527
                                                        =============  =============  ============
  WEIGHTED AVERAGE SHARES
     OUTSTANDING ..................................             2,349         10,362        12,157
                                                        =============  =============  ============
  EARNINGS PER SHARE:
     Continuing Operations ........................     $        0.19  $        0.05  $       0.05
     Discontinued Operations ......................                --             --         (0.01)
                                                        -------------  -------------  ------------
         Total ....................................     $        0.19  $        0.05  $       0.04
                                                        =============  =============  ============

------------------------
* Pro forma combined results above include the results of (i) Atlas, retroactively restated for the Pooled Companies and (ii) the remaining Founding Companies combined as of January 1, 1996 and adjusted to reflect prospective reductions in compensation and rent agreed to in connection with the acquisitions of those Companies, certain other non-recurring charges, goodwill amortization, interest expense and the impact of federal and state tax provisions on the pro forma operating results.


The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       For the Three Months
                                                                                          Ended March 31
                                                                                   -------------------------------
                                                                                         1996            1997
                                                                                   ---------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $           436   $         527
 Adjustments to reconcile net income to net cash provided by (used in)
      operating activities-
      Depreciation and amortization  . . . . . . . . . . . . . . . . . .                       351           1,934
      Deferred tax expense (benefit) . . . . . . . . . . . . . . . . . .                      (362)            239
      Loss (gain) on sale of property and equipment. . . . . . . . . . .                       (12)            201
      Current taxes for S Corporations . . . . . . . . . . . . . . . . .                        --             135
      Changes in operating assets and liabilities-
          (Increase) decrease in -
              Accounts receivable, net . . . . . . . . . . . . . . . . .                      (410)           (974)
              Cost and estimated earnings in excess of billings
                 on uncompleted contracts. . . . . . . . . . . . . . . .                        82            (513)
              Inventories  . . . . . . . . . . . . . . . . . . . . . . .                      (317)         (1,463)
              Prepaid expenses and other current assets  . . . . . . . .                        21             (66)
          Increase (decrease) in -
              Accounts payable and accrued liabilities . . . . . . . . .                     1,209          (1,536)
              Unearned revenue on service and warranty contracts . . . .                       (11)           (362)
              Billings in excess of costs and estimated earnings
                 on uncompleted contracts  . . . . . . . . . . . . . . .                       (35)            384
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (35)           (610)
                                                                                   ---------------   -------------
          Net cash provided by (used in) operating activities  . . . . .                       917          (2,104)
                                                                                   ---------------   -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment  . . . . . . . . . . . . . . .                      (272)         (1,990)
      Proceeds from sales of property and equipment  . . . . . . . . . .                        46              47
      Cash paid for business acquisitions, net of cash acquired  . . . .                        --            (673)
                                                                                   ---------------   -------------
          Net cash used in investing activities  . . . . . . . . . . . .                      (226)         (2,616)
                                                                                   ---------------   -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term obligations  . . . . . . . . . . .                      (299)        (37,466)
      Proceeds from long-term obligations  . . . . . . . . . . . . . . .                       290          37,630
      S corporation dividends paid by Founding Companies and
          Pooled Companies . . . . . . . . . . . . . . . . . . . . . . .                      (133)           (325)
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       118            (107)
                                                                                   ---------------   -------------

          Net cash used in financing activities  . . . . . . . . . . . .                       (24)           (268)
                                                                                   ---------------   -------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . .                       667          (4,988)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . .                     1,120           7,860
                                                                                   ---------------   -------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .           $         1,787    $      2,872
                                                                                   ===============   =============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for:
          Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .           $            42    $        658
          Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                       150             323


The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         In October 1995, American Residential Services, Inc. ("ARS" or the "Company") was founded to create a leading national provider of (i) comprehensive maintenance, repair and replacement services for heating, ventilation and air conditioning, plumbing, electrical and other systems in homes and small commercial buildings and (ii) new installation of those systems in homes and small commercial facilities under construction. On September 27, 1996, ARS acquired in separate transactions (the "Initial Acquisitions") seven residential service businesses (together with Enterprises Holding Company ("EHC"), which is the common parent of two of the businesses acquired, the "Founding Companies") in exchange for consideration consisting of a combination of cash and shares of its common stock, par value $.001 per share ("Common Stock"). The Company's initial public offering (the "IPO") of Common Stock closed simultaneously with the closing of the Initial Acquisitions.

         For financial statement purposes, Atlas Services, Inc. ("Atlas"), one of the Founding Companies, has been identified as the accounting acquiror. The acquisitions of the remaining Founding Companies were accounted for using the purchase method of accounting, with the results of operations included from September 30, 1996, the effective date of the acquisitions for accounting purposes. The allocation of the purchase price to the assets acquired and liabilities assumed in certain purchase transactions has been initially recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

         Subsequent to the Initial Acquisitions and the IPO, ARS acquired 13 residential service businesses during the fourth quarter of 1996 (the "Fourth Quarter 1996 Acquisitions") and an additional ten residential service businesses during the first quarter of 1997 (the "First Quarter 1997 Acquisitions" and collectively with the Fourth Quarter 1996 Acquisitions and the Founding Companies, the "Acquired Businesses"). For accounting purposes, the Fourth Quarter 1996 Acquisitions and two of the First Quarter 1997 Acquisitions were accounted for using the purchase method of accounting. The remaining eight companies acquired as part of the First Quarter 1997 Acquisitions (the "Pooled Companies") have been accounted for under the pooling-of-interests method of accounting, with the historical financial statements of ARS retroactively restated for the effects thereof.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Consolidated Financial Statements of American Residential Services, Inc. and Subsidiaries in ARS's Annual Report on Form 10-K for the year ended December 31, 1996.

3.       LONG-TERM DEBT

         The Company has in place a revolving credit facility (the "Credit Facility") with a syndicate of banks, including NationsBank of Texas, N.A. ("NationsBank"), who acts as the agent. On March 3, 1997, the Company increased the total commitment of the Credit Facility from $55.0 million, which was in place at December 31, 1996, to $100.0 million. Borrowings under the Credit Facility may be used for general corporate purposes, including the funding of any cash that may be paid in connection with acquisitions, the refinancing of indebtedness of businesses acquired, capital expenditures and working capital. Loans under the Credit Facility bear interest, at the Company's option, at the designated variable base rate plus a margin ranging from 0 to 50 basis points, or at a designated London interbank offering rate (LIBOR) plus a margin ranging from 100 to 200 basis points, with margins depending on the ratio of the Company's interest-bearing debt to its trailing twelve-month earnings before interest, taxes, depreciation and amortization. The margin is reset on a quarterly basis and also may be reset upon the closing of an acquisition involving cash consideration in excess of $5.0 million or upon a principal repayment in excess of $5.0 million. Commitment fees of 30 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility has a $5.0 million sublimit for standby letters of credit. The Credit Facility also requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), does not permit the Company to incur or assume other indebtedness in excess of 5% of consolidated net worth and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and the Company has pledged the stock of its operating subsidiaries as collateral for its obligations under the Credit Facility. As of March 31, 1997, the Company had $54.0 million in outstanding borrowings under the Credit Facility, bearing interest at a weighted average rate of approximately 7.78%.

4.       EARNINGS PER SHARE

         The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands).

                                                                                                       FOR THE
                                                                                             THREE MONTHS ENDED MARCH 31
                                                                                       --------------------------------------
                                                                                                      PRO FORMA
                                                                                       1996             1996             1997
                                                                                       ----             ----             ----
                 Shares issued in the acquisition of Atlas . . . . . . . . . . . .       1,067            1,067            1,067
                 Shares issued in acquisitions accounted for under the
                   pooling-of-interests method . . . . . . . . . . . . . . . . . .       1,282            1,282            1,282
                 Shares issued in the formation of ARS . . . . . . . . . . . . . .           -            1,267            1,267
                 Shares issued to the remaining stockholders of the
                   Founding Companies  . . . . . . . . . . . . . . . . . . . . . .           -            1,876            1,876
                 Shares sold in the IPO  . . . . . . . . . . . . . . . . . . . . .           -            4,830            4,830
                 Shares awarded to certain employees and consultants . . . . . . .           -               40               40
                 Shares issued in connection with the Fourth Quarter
                   1996 Acquisitions . . . . . . . . . . . . . . . . . . . . . . .           -                -            1,283
                 Stock options and warrant, net of assumed repurchases of
                   common shares as treasury stock . . . . . . . . . . . . . . . .           -                -              512
                                                                                         -----           ------           ------
                 Weighted average shares outstanding . . . . . . . . . . . . . . .       2,349           10,362           12,157
                                                                                         =====           ======           ======


         In February 1997, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share (EPS) such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

         The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented.

                                                          FOR THE THREE MONTHS ENDED MARCH 31
                                               -------------------------------------------------------
                                                                         PRO FORMA
                                                       1996                1996               1997
                                               -----------------   ------------------  -----------------
                                                BASIC   DILUTED     BASIC    DILUTED    BASIC   DILUTED
                                               -------  --------   --------  --------  -------- --------
Net income from continuing operations . . . .  $  436   $  436     $   517   $   517   $   559  $   559
Loss from discontinued operations . . . . . .      --       --          --        --       (32)     (32)
                                               ------   ------     -------   -------   -------  -------
Net income  . . . . . . . . . . . . . . . . .  $  436   $  436     $   517   $   517   $   527  $   527
                                               ======   ======     =======   =======   =======  =======
Shares outstanding  . . . . . . . . . . . . .   2,349    2,349      10,362    10,362    11,645   12,157
                                               ======   ======     =======   =======   =======  =======

Earning Per Share:
   Continuing operations  . . . . . . . . . .  $ 0.19   $ 0.19     $  0.05   $  0.05   $  0.05  $  0.05
   Discontinued operations  . . . . . . . . .      --       --          --        --        --    (0.01)
                                               ------   ------     -------   -------   -------  -------
      Total                                    $ 0.19   $ 0.19     $  0.05   $  0.05   $  0.05  $  0.04
                                               ======   ======     =======   =======   =======  =======


5.       INCOME TAXES

         The Company files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to the respective dates of acquisition. Acquired companies each file a "short period" federal income tax return through their respective acquisition dates.

        Certain of the businesses acquired in pooling-of-interests transactions were S Corporations for income tax purposes prior to their acquisition by the Company. Accordingly, any income tax liabilities for the periods prior to the acquisition date are the responsibility of the respective stockholders. For purposes of these consolidated financial statements, federal and state income taxes have been reflected as if these companies had filed C Corporation tax returns for the pre-acquisition periods, with the current income tax expense of those S Corporations reflected as an increase to additional paid-in capital.

6.       DISCONTINUED OPERATIONS:

        In 1996, the Company decided to discontinue its retail appliance sales division in order to concentrate its financial and human resources on its core residential services business. The net loss of this division is included in the statements of operations under discontinued operations and therefore revenues, costs of sales, selling, general and administrative expenses, other income and expense, and income taxes exclude amounts associated with the discontinued division. Revenues from this division were approximately $2.4 million for the three months ended March 31, 1997. Certain expenses have been allocated to discontinued operations, which were allocated based upon estimated divisional usage. All assets of the operations are expected to be sold in 1997.

7.       BUSINESS COMBINATIONS

POOLINGS

        During the first three months of 1997, ARS acquired all the outstanding capital stock of the Pooled Companies in exchange for an aggregate of 1,282,438 shares of Common Stock. These companies provide installation and maintenance, repair and replacement of plumbing, air conditioning and heating and electrical systems. These acquisitions have been accounted for as pooling-of-interests transactions and the results of operations of the eight Pooled Companies are included in all periods herein. The combined revenues and net income of the Pooled Companies for the pre-acquisition period for the three months ended March 31, 1996 and 1997 were (in millions):

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31
                                                    ----------------------------
                                                     1996                  1997
                                                    ------                ------
        Revenues...............................      $7.1                  $4.2
        Net Income.............................       0.1                   0.1

         Previously reported financial information for the three months ended March 31, 1996 and 1997 has been restated.

PURCHASES

         Between the date of the IPO and March 31, 1997, the Company completed 15 acquisitions accounted for under the purchase method of accounting. The aggregate consideration paid in those transactions consisted of $41.8 million in cash and 1,309,224 shares of Common Stock. The accompanying balance sheet as of March 31, 1997 includes preliminary estimates of fair value and may be revised as additional information concerning the valuation of the assets and liabilities of the businesses acquired becomes available. Also, the purchases are based on preliminary estimates of value assigned to the Company's Common Stock issued in all acquisitions accounted for under the purchase method of accounting that carry certain restrictions regarding the disposition of such stock by the holders, and such value may be revised as additional information becomes available.

        Subsequent to March 31, 1997 and through the date of filing of this Quarterly Report on Form 10-Q, the Company completed seven additional acquisitions (the "Subsequent Acquisitions") for approximately $12.3 million in cash and 335,730 shares of Common Stock. The Company will account for those acquisitions as purchases. The businesses acquired in the Subsequent Acquisitions contributed approximately $6.9 million and $6.7 million in revenues to the pro forma financial information set forth below for the three months ended March 31, 1996 and 1997, respectively.

        Set forth below are unaudited pro forma combined revenues and net income data reflecting the pro forma effect of all 22 purchase transactions discussed above on the Company's results of operations for the three months ended March 31, 1996 and 1997. The unaudited pro forma data for the three months ended March 31, 1996 set forth below consists of (i) the historical income statement data for the three months ended March 31, 1996 (which have been retroactively restated for the acquisition of the Pooled Companies) included in the consolidated financial statements presented herein; (ii) the income statement data of the Founding Companies for the three months ended March 31, 1996; (iii) the income statement data for the three months ended March 31, 1996 of the 13 Fourth Quarter 1996 Acquisitions and two First Quarter 1997 Acquisitions accounted for as purchases; and (iv) the income statement data for the three months ended March 31, 1996 of the Subsequent Acquisitions, in each case in
(ii), (iii) and (iv), as if all acquisitions were effective on the first day of the period reported. The unaudited pro forma data for the three months ended March 31, 1997 set forth below consists of (i) the historical income statement data for the three months ended March 31, 1997 included in the consolidated financial statements present herein; (ii) the income statement data for the three months ended March 31, 1997 for the two First Quarter 1997 Acquisitions accounted for as purchases; and (iii) the income statement data for the three months ended March 31, 1997 of the Subsequent Acquisitions, in each case in
(ii) and (iii), as if all acquisitions were effective on the first day of the period reported.

                                                           For the Three Months
                                                             Ended March 31
                                                       ----------------------------
                                                         (in millions, except per
                                                              share amounts)
                                                              (unaudited)
                                                       ----------------------------
                                                        1996                  1997
                                                       ------                ------
        Pro forma revenues  . . . . . . . . . . . .    $58.1                 $62.8
                                                       -----                 -----

        Pro forma net income from continuing
          operations  . . . . . . . . . . . . . . .      0.4                   0.5
                                                       -----                 -----

        Pro forma net income per share from
          continuing operations . . . . . . . . . .     0.03                  0.04
                                                       -----                 -----


         Pro forma adjustments included in the amounts above primarily relate to: (a) compensation differentials, reflecting reduced compensation amounts agreed on in connection with the acquisitions, (b) adjustment for rent expense on certain leased facilities, reflecting reductions in rent agreed on in connection with the acquisitions, (c) adjustments for the effects of assets distributed to and costs of certain leases assumed by owners of certain of the Acquired Businesses and businesses acquired in the Subsequent Acquisitions, (d) adjustments for pro forma goodwill amortization expense using a 40-year estimated life, (e) eliminations of historical interest expense related to certain obligations that were repaid or not assumed by the Company, reduced by interest expense on borrowed funds used to pay the cash portion of the purchase price for the Acquired Businesses and the Subsequent Acquisitions, and (f) adjustments to the federal and state income tax provisions on pro forma operating results. Net income per share for the three months ended March 31, 1996 and 1997 assumes all shares issued for the acquisitions of the Acquired Businesses and in the Subsequent Acquisitions had been outstanding for the periods presented.

         The pro forma results presented are not necessarily indicative of actual results that might have occurred had the operations and management teams of the Company, the Acquired Businesses and the Subsequent Acquisitions been combined at the beginning of the periods presented.

8.       SUBSEQUENT EVENTS

         Convertible Subordinated Notes

         On April 2, 1997, the Company issued a series of 7 1/4% convertible subordinated notes due 2004 (the "7 1/4% Notes") in the aggregate principal amount of $55.0 million. The 7 1/4% Notes are unsecured obligations and are convertible at $25.50 per share into an aggregate of 2,156,862 shares of Common Stock of the Company based on certain conditions. The Company used substantially all of the net proceeds of the offering of the 7 1/4% Notes to repay indebtedness outstanding under the Credit Facility.

                      AMERICAN RESIDENTIAL SERVICES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion should be read in conjunction with the Consolidated Financial Statements of American Residential Services, Inc. and Subsidiaries and related notes thereto included in this Quarterly Report on Form 10-Q and the Financial Statements of ARS and each of the Founding Companies and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). Statements regarding future financial performance and results and the other statements that are not historical facts contained in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the availability of attractive acquisition opportunities, successful integration and profitable management of acquired businesses, improvement of operating efficiencies, availability of working capital and funding for future acquisitions, ability to grow internally through expansion of services and customer bases and reduction of overhead, cyclical nature of the homebuilding industry, and level and nature of competition from other residential services providers and other factors discussed in the 1996 Form 10-K.

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

         The consolidated financial information and the following discussion relating to the three months ended March 31, 1996 and 1997 reflect the Company on a historical basis with Atlas as the accounting acquiror, restated for the effect of the acquisitions of the eight Pooled Companies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1997

         The following table sets forth various items as a percentage of the Company's revenues:

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31
                                                           -----------------------
                                                             1996           1997
                                                           --------       --------
Revenues  . . . . . . . . . . . . . . . . . . . . .           100.0%         100.0%
Cost of services  . . . . . . . . . . . . . . . . .            71.2           70.3
                                                           --------       --------
    Gross  profit   . . . . . . . . . . . . . . . .            28.8           29.7
Selling, general and administrative expenses  . . .            23.5           21.8
Corporate overhead  . . . . . . . . . . . . . . . .              --            3.0
Goodwill amortization . . . . . . . . . . . . . . .              --            1.4
                                                           --------       --------
    Operating income. . . . . . . . . . . . . . . .             5.3%           3.5%
                                                           ========       ========

         Revenues increased by 407.4% from $13.6 million for the three months ended March 31, 1996 to $55.4 million for the three months ended March 31, 1997. Approximately $37.0 million of the increase from the first quarter of 1996 to the corresponding period in 1997 resulted from the inclusion of revenues from the Founding Companies, the Fourth Quarter 1996 Acquisitions and the First Quarter 1997 Acquisitions accounted for as purchase acquisitions. The remainder of the increase was primarily attributable to increases in new installation projects in Virginia and South Carolina. These increases were partially offset by revenue reductions in Texas and Florida resulting from the mild spring weather experienced in those states.

         Cost of services increased 302.1% to $39.0 million for the three months ended March 31, 1997, as compared to the corresponding period in the prior year, reflecting increased costs associated with the higher level of revenues. Gross profit, as a percentage of revenues, increased from 28.8% for the three months ended March 31, 1996 to 29.7% for the three months ended March 31, 1997. The improvement in gross profit in the first quarter of 1997 was attributable to the purchase acquisitions of businesses providing higher margin maintenance, repair and replacement services, which generate higher margins than new installation services.

         Selling, general and administrative expenses increased $11.4 million to $14.6 million for the three months ended March 31, 1997, as compared to the corresponding period in the prior year. The increase was primarily due to the acquisition of the Founding Companies, the Fourth Quarter 1996 Acquisitions and the First Quarter 1997 Acquisitions accounted for as purchase acquisitions, coupled with the addition of ARS's corporate personnel and administrative infrastructure.

         Interest expense increased $1.0 million, from $0.1 million for the three months ended March 31, 1996 to $1.1 million for the three months ended March 31, 1997. The increase was attributable to the use of debt to fund the cash portion of the Fourth Quarter 1996 Acquisitions and First Quarter 1997 Acquisitions.

 LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1997, net cash used in operating activities was $2.1 million, capital expenditures totaled $2.0 million and net borrowings of debt amounted to $0.3 million. The Company anticipates capital expenditures (exclusive of acquisitions) of approximately $6.0 million during the remainder of 1997, primarily for computer equipment, leasehold improvements and furniture and fixtures.

         The Company has in place a revolving credit facility (the "Credit Facility") with a syndicate of banks, including NationsBank of Texas, N.A. ("NationsBank"), who acts as the agent. On March 3, 1997, the Company increased the size of the Credit Facility from $55.0 million to $100.0 million.
Borrowings under the Credit Facility may be used for general corporate purposes, including the funding of any cash paid in connection with acquisitions, refinancing indebtedness of businesses acquired, capital expenditures and working capital. Loans under the Credit Facility bear interest at a designated variable base rate plus a margin ranging from 0 to 50 basis points, depending on the ratio of the Company's interest-bearing debt to its trailing twelve-month earnings before interest, taxes, depreciation and amortization. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 200 basis points, depending on the same ratio. The margin is reset on a quarterly basis and also may be reset upon the closing of an acquisition involving cash consideration in excess of $5.0 million or upon a principal repayment in excess of $5.0 million. Commitment fees of 30 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility has a $5.0 million sublimit for standby letters of credit. The Credit Facility also requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), does not permit the Company to incur or assume other indebtedness in excess of any amount equal to 5% of its consolidated net worth and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and the Company has pledged the stock of its operating subsidiaries as collateral for its obligations under the Credit Facility. At March 31, 1997, the Company's outstanding borrowings under the Credit Facility were $54.0 million, bearing interest at a weighted average rate of 7.78%. As of May 13, 1997, the Company had outstanding borrowings under the Credit Facility in the amount of $22.1 million, bearing interest at a weighted average rate of 7.59%.

         On April 2, 1997, the Company issued $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). These notes are unsecured obligations of ARS and are convertible into an aggregate of 2,156,862 shares of Common Stock of the Company at a conversion price of $25.50 per share. The Company used substantially all the net proceeds of the offering of the 7 1/4% Notes to repay indebtedness outstanding under the Credit Facility.

         In January 1997, the Company registered 5,000,000 shares of its Common Stock pursuant to a shelf registration statement on Form S-4 (the "Shelf Registration Statement") for issuance from time to time for future acquisitions. As of the date of filing of this Quarterly Report on Form 10-Q, 3,355,518 shares remain available for issuance under the Shelf Registration Statement.

         Following the end of the first quarter of 1997 to the date of the filing of this Quarterly Report on Form 10-Q, the Company has acquired an additional seven companies for an aggregate consideration of $12.3 million in cash and 335,730 shares of Common Stock, all of which were issued under the Shelf Registration Statement. Each of those acquisitions was accounted for under the purchase method of accounting. Funding of the cash portion of the purchase prices and repayment of indebtedness assumed in connection with those acquisitions was provided by borrowings under the Credit Facility. The Company believes its cash flow from operations and the borrowings available under the Credit Facility are sufficient to support its ongoing operations and anticipated capital expenditures for the remainder of 1997.

         The Company intends to continue to pursue attractive acquisition opportunities of both residential and commercial maintenance services businesses. The timing, size or success of any acquisitions effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of working capital, cash flow from operations and borrowings, including the unborrowed portion of the Credit Facility and the possible public or private sale of additional debt securities, as well as issuances of additional equity, including shares under the Shelf Registration Statement.

SEASONALITY

         The Company has experienced, and expects that it will in the future experience, quarterly fluctuations in revenues, operating income and cash flows as a result of changes in weather conditions. Except for certain areas of the southern United States, the demand for new residential installations is lower in the winter months because new construction activity is lower as a result of colder weather (although the Company expects that such reduction in demand may be partially offset by increases in the demand for commercial replacement services generally experienced in the winter months). Demand for HVAC services is generally higher in the second and third quarters. In addition to the effects of seasonality, the Company's quarterly results may fluctuate as a result of a number of other factors, including the timing of acquisitions. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of the results to be expected for a full year.

                      AMERICAN RESIDENTIAL SERVICES, INC.

                          PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         From April 1, 1997 to the date of the filing of this Quarterly Report, the Company acquired an additional seven companies for an aggregate consideration of $12.3 million in cash and 335,730 shares of stock. Each of these acquisitions was accounted for under the purchase method of accounting. The acquired companies include a commercial HVAC services provider operating in Colorado, Texas and Arizona, representing the Company's initial acquisition of a business focused on commercial maintenance services. Other companies acquired include a provider of residential and commercial HVAC services for the Indianapolis, Indiana metropolitan area, a provider of residential and some commercial HVAC and plumbing services in San Diego, California, a provider of residential and commercial HVAC services for the San Bernardino-Riverside, California metropolitan area (which represents a new market for the Company), and three providers of residential HVAC services, one in Hilton Head, South Carolina, another in the Charlotte, North Carolina metropolitan area (which represents a new market for the Company), and a third in the greater Los Angeles, California market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
  No.                                            Description
-----        -----------------------------------------------------------------------------------------
*2.1         Agreement and Plan of Reorganization dated as of June 13, 1996 to which American Residential Services, Inc.  ("ARS") and Climatic
             Corporation of Vero Beach are parties (Form S-1, Reg. No. 333-06195,
             Ex. 2.1).

*2.2. Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Florida Heating and Air Conditioning, Inc. are parties
             (Form S-1, Reg. No. 333-06195, Ex. 2.2).

*2.3 Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Atlas Services, Inc. are parties (Form S-1, Reg. No.
             333-06195, Ex. 2.3).

*2.4 Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and DIAL ONE Meridian and Hoosier, Inc. are parties (Form
             S-1 , Reg. No. 333-06195, Ex. 2.4).

*2.5 Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Bullseye Air Conditioning, Inc. are parties (Form S-1,
             Reg. No. 333-06195, Ex. 2.5).

*2.6 Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Florida Heating and Air Conditioning Duct, Inc. are parties (Form S-1, Reg. No. 333-06195, Ex. 2.6).

*2.7 Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Florida Heating and Air Conditioning Service, Inc. are parties (Form S-1, Reg. No. 333-06195, Ex. 2.7).

*2.8 Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and General Heating Engineering Company, Inc. are parties
             (Form S-1, Reg. No. 333-06195, Ex. 2.8).

*2.9 Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Enterprises Holding Company ("EHC") are parties (Form
             S-1, Reg. No. 333-06195, Ex. 2.9).

*2.10        Form of Uniform Provisions for the Acquisition of Founding Companies
             (Form S-1, Reg. No. 333-06195, Ex. 2.10).

*2.11 Agreement and Plan of Reorganization dated as of December 11, 1996 to which ARS and Metro Heating and Air Conditioning, Inc. are parties
             (Form S-4, Reg. No. 333-18623, Ex. 2.11).

*3.1         Restated Certificate of Incorporation of ARS (Form S-1, Reg. No.
             333-06195, Ex. 3.1).

*3.2         Bylaws of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.2).

*3.3         Certificate of Designation of Series A Junior Participating Preferred
             Stock (Form S-1, Reg. No. 333-06195, Ex.  3.3).

*4.1         Form of Certificate representing Common Stock (Form S-1, Reg. No.
             333-06195, Ex. 4.1).

*4.2         Rights Agreement of ARS, including form of Rights Certificate as
             Exhibit B thereto (Form S-8, Reg. No. 333- 13299, Ex. 4.4).

*4.3         Registration Rights Agreement among ARS and the stockholders listed on the signature pages thereto (Form S-1, Reg. No. 333-06195, Ex. 4.3).

*4.4.        Stock Registration Agreement dated as of March 6, 1996 between ARS and
             Equus II Incorporated (Form S-1, Reg.  No. 333-06195, Ex. 4.4).

*4.5         Stock Piggyback Registration Agreement dated as of March 19, 1996 between EHC and NationsBank of Texas, N.A.  ("NationsBank") (Form S-1,
             Reg. No. 333-06195, Ex. 4.5).

*4.6         Revolving Loan Agreement dated March 3, 1997 among ARS, NationsBank and the other parties designated therein (Form 10-K for 1996, File No. 1-11849, Ex. 4.6).

*4.7         First Amendment to Revolving Loan Agreement dated March 24, 1997, among ARS, Nationsbank and the other parties designated therein (Form 10-K for 1996, File No. 1-11849, Ex. 4.7).

*4.8         Indenture dated as of April 1, 1997 from ARS to U.S. Trust Company of Texas, N.A., as Trustee (Form S-4,
             Reg. No. 333-18623, Ex. 4.8).

*4.9         Registration Rights Agreement dated as of April 1, 1997 between ARS and Smith Barney Inc., Goldman, Sachs &
             Co. and Montgomery Securities (Form S-4, Reg. No. 333-18623, Ex. 4.9).

             ARS and certain of its subsidiaries are parties to certain debt instruments under which the total amount of its securities authorized does not exceed 10% of the total assets of ARS and its subsidiaries on a consolidated basis.  Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, ARS agrees to furnish a copy of such instruments to the Commission upon request.

*10.1        Amended and Restated Employment Agreement dated as of April 1, 1997 between ARS and Harry O. Nicodemus, IV
             (Form S-4, Reg. No. 333-18623, Ex. 10.4).

 27.1        Financial Data Schedule

*  Incorporated by reference.

             (b) Reports.

             The Company filed a Current Report on Form 8-K dated March 4, 1997 to announce the Company's proposed private placement of convertible subordinated notes.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, American Residential Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN RESIDENTIAL SERVICES, INC.



Dated: May 15, 1997                    By: /s/ HARRY O. NICODEMUS, IV
                                           ------------------------------------
                                               Harry O. Nicodemus, IV
                                               Vice President
                                               (Chief Financial Officer and
                                               Chief Accounting Officer)