Form 10-Q
period 1997-06-30
AMERICAN RESIDENTIAL SERVICES INC
filed 1997-08-14
CIK 1014187

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 30, 1997

                           or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to
    _________

Commission File Number:  1-11849

                      AMERICAN RESIDENTIAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)



              DELAWARE                                76-0484996
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

        POST OAK TOWER, SUITE 725
           5051 WESTHEIMER ROAD                       77056-5604
              HOUSTON, TEXAS                          (Zip Code)
 (Address of principal executive offices)

                                 (713) 599-0100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No
             -----     -----

         At August 13, 1997, 14,188,583 shares of Common Stock, par value $.001 per share, of the Registrant were outstanding.

                      AMERICAN RESIDENTIAL SERVICES, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX


                                                                                                                    Page
                                                                                                                    ----

Part I - Financial Information........................................................................................1

Item 1 - Financial Statements.........................................................................................1

   General Information................................................................................................1

   Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997 (Unaudited)..................................2

   Consolidated Statements of Operations for the Three and Six Months Ended
           June 30, 1996 and 1997 (Unaudited).........................................................................3

   Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 1996 and 1997 (Unaudited).........................................................................4

   Notes to Consolidated Financial Statements.........................................................................5

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.......................11

Part II - Other Information..........................................................................................15

Item 4 - Submission of Matters to a Vote of Security Holders.........................................................15

Item 6 - Exhibits and Reports on Form 8-K............................................................................16

Signature............................................................................................................19

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

GENERAL INFORMATION

     American Residential Services, Inc. ("ARS" and, collectively with its subsidiaries, the "Company") was incorporated in October 1995 and conducted no operations of its own prior to the closing on September 27, 1996 of its initial public offering of its common stock and its acquisition of seven residential services businesses (the "Founding Companies"). For financial statement presentation purposes, Atlas Services, Inc. ("Atlas"), one of the Founding Companies, is the accounting acquiror. The Company has accounted for the acquisitions of the remaining Founding Companies in accordance with the purchase method of accounting, and their results of operations are included with those of Atlas from September 30, 1996, the effective closing date of their acquisition for accounting purposes.

     Since September 30, 1996 and through June 30, 1997, the Company acquired an additional 50 businesses (collectively with the Founding Companies other than Atlas, the "Acquired Businesses"). Of the 50 Acquired Businesses, 35 (the "Purchased Businesses") were accounted for under the purchase method of accounting, and the remainder (the "Pooled Businesses") were accounted for under the pooling-of-interests method of accounting.

     The historical financial statements of the Company (including those of Atlas prior to September 30, 1996) have been retroactively restated to give effect to the operations of 13 of the 15 Pooled Businesses (the "Restated Businesses"). The two remaining Pooled Businesses are not significant to prior historical periods and are included in the consolidated results of the Company beginning on the date of acquisition.

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three and six months ended June 30, 1996 and 1997.

     Operating results for interim periods are not necessarily indicative of the results for a full year. In addition, the pro forma combined financial statement data for the three and six months ended June 30, 1996 presented herein is not necessarily indicative of the results the Company would have obtained had the events included in such pro forma data actually occurred when assumed or of the Company's future results. It is suggested that these consolidated financial statements be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included in ARS's Annual Report on Form 10-K for the year ended December 31, 1996.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                        December 31,     June 30,
                                                                           1996            1997
                                                                         ---------      ---------
                                                                                       (Unaudited)
                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .....................................     $   9,239      $   5,093
     Accounts receivable --
        Trade, net .................................................        27,504         36,468
        Other ......................................................         2,010          3,749
     Costs and estimated earnings in excess of billings on
        uncompleted contracts ......................................         1,003          6,030
     Inventories ...................................................        11,254         15,798
     Prepaid expenses and other current assets .....................         1,559          4,098
     Net assets held for resale ....................................           338            500
                                                                         ---------      ---------
           Total current assets ....................................        52,907         71,736
PROPERTY AND EQUIPMENT, net ........................................        20,671         26,187
GOODWILL, net ......................................................       131,193        171,996
OTHER NONCURRENT ASSETS ............................................         1,380          5,431
                                                                         ---------      ---------
           Total assets ............................................     $ 206,151      $ 275,350
                                                                         =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt ..........................     $   2,029      $     291
     Accounts payable and accrued liabilities ......................        27,192         30,886
     Unearned revenue on service and warranty contracts ............         3,977          5,037
     Billings in excess of costs and estimated earnings on
        uncompleted contracts ......................................         1,880          2,918
                                                                         ---------      ---------
           Total current liabilities ...............................        35,078         39,132
LONG-TERM DEBT, net of current maturities ..........................        53,126         95,250
UNEARNED REVENUE ON SERVICE AND WARRANTY CONTRACTS..................           633            934
DEFERRED INCOME TAXES ..............................................         2,494          3,342

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.001 par value, 10,000,000 shares authorized;
        None issued and outstanding ................................            --             --
     Common Stock, $.001 par value, 50,000,000 shares authorized;
        12,906,543 and 13,881,836 shares issued and outstanding ....            13             14
     Additional paid-in capital ....................................       125,637        143,604
     Retained deficit ..............................................       (10,830)        (6,926)
                                                                         ---------      ---------
        Total stockholders' equity .................................       114,820        136,692
                                                                         ---------      ---------
           Total liabilities and stockholders' equity ..............     $ 206,151      $ 275,350
                                                                         =========      =========



              The accompanying notes are an integral part of these
                      consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                         Three Months                              Six Months
                                                         Ended June 30                            Ended June 30
                                              ------------------------------------     ------------------------------------
                                                            Pro Forma*                               Pro Forma*
                                                1996          1996          1997         1996          1996           1997
                                              --------      --------      --------     --------      --------      --------
REVENUES ................................     $ 23,912      $ 51,853      $ 86,183     $ 47,254      $ 94,698      $152,252
COST OF SERVICES ........................       17,216        37,162        59,660       34,105        68,242       106,310
                                              --------      --------      --------     --------      --------      --------

     Gross profit .......................        6,696        14,691        26,523       13,149        26,456        45,942
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES ...........................        5,638        10,481        16,312       10,862        19,867        32,340
                                              --------      --------      --------     --------      --------      --------

     Income from operations .............        1,058         4,210        10,211        2,287         6,589        13,602

OTHER INCOME (EXPENSE):
     Interest expense ...................         (105)          (85)       (1,688)        (193)         (165)       (2,808)
     Interest income ....................           28            78            46           52           204            76
     Other ..............................           39            53           302          142           186           489
                                              --------      --------      --------     --------      --------      --------

INCOME FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES ....................        1,020         4,256         8,871        2,288         6,814        11,359

PROVISION FOR INCOME TAXES ..............          394         1,861         3,902          904         3,043         4,928
                                              --------      --------      --------     --------      --------      --------
NET INCOME FROM CONTINUING OPERATIONS ...          626         2,395         4,969        1,384         3,771         6,431

LOSS FROM DISCONTINUED OPERATIONS, NET OF
       INCOME TAXES .....................           --            --           (92)          --            --          (124)
                                              --------      --------      --------     --------      --------      --------


NET INCOME ..............................     $    626      $  2,395      $  4,877     $  1,384      $  3,771      $  6,307
                                              ========      ========      ========     ========      ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING .....        3,602        11,615        13,733        3,602        11,615        13,572
                                              ========      ========      ========     ========      ========      ========

EARNINGS PER SHARE:
     Continuing operations ..............     $   0.17      $   0.21      $   0.36     $   0.38      $   0.32      $   0.47
     Discontinued operations ............           --            --            --           --            --         (0.01)
                                              --------      --------      --------     --------      --------      --------
         Total ..........................     $   0.17      $   0.21      $   0.36     $   0.38      $   0.32      $   0.46
                                              ========      ========      ========     ========      ========      ========

  ----------------
  * Pro forma combined results above include the results of (i) Atlas, retroactively restated for the Restated Businesses and (ii) the remaining Founding Companies combined as of January 1, 1996 and adjusted to reflect prospective reductions in compensation agreed to in connection with the acquisitions of those Founding Companies and the Restated Businesses, certain other non-recurring charges, goodwill amortization, interest expense and the impact of federal and state tax provisions on the pro forma operating results.

              The accompanying notes are an integral part of these
                      consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                Six Months
                                                                               Ended June 30
                                                                            1996          1997
                                                                          -------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................     $ 1,384      $   6,307
Adjustments to reconcile net income to net cash provided by (used in)
     operating activities --
     Depreciation and amortization ..................................         720          4,494
     Deferred tax expense (benefit) .................................        (141)           794
     Loss (gain) on sale of property and equipment ..................          (6)          (170)
     Current taxes on acquired S corporations .......................         807            458
     Changes in operating assets and liabilities --
         (Increase) decrease in --
              Accounts receivable, net ..............................         446         (4,497)
              Cost and estimated earnings in excess of billings on
                  uncompleted contracts .............................          70         (4,785)
              Inventories ...........................................        (342)        (1,921)
              Prepaid expenses and other current assets .............      (2,055)        (2,080)
              Other noncurrent assets ...............................         (35)        (3,496)
         Increase (decrease) in --
              Accounts payable and accrued liabilities ..............         331         (2,363)
              Unearned revenue on service and warranty contracts ....        (209)           208
              Billings in excess of costs and estimated earnings on
                  uncompleted contracts .............................         212            838
     Other, net .....................................................         (36)        (1,842)
                                                                          -------      ---------
         Net cash provided by (used in) operating activities ........       1,146         (8,055)
                                                                          -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment ............................      (1,500)        (3,365)
     Proceeds from sales of property and equipment ..................         129            142
     Cash paid for business acquisitions, net of cash acquired ......        (126)       (22,857)
                                                                          -------      ---------
         Net cash used in investing activities ......................      (1,497)       (26,080)
                                                                          -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt ...........................      (1,444)      (112,300)
     Proceeds from long-term debt ...................................       2,665        144,799
     S corporation dividends paid by the Founding Companies
         and the Restated Businesses ................................        (644)        (2,404)
     Other, net .....................................................         (19)          (106)
                                                                          -------      ---------
         Net cash used in financing activities ......................         558         29,989
                                                                          -------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................         207         (4,146)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................       2,638          9,239
                                                                          -------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................     $ 2,845      $   5,093
                                                                          =======      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
         Interest ...................................................     $   118      $   1,028
         Income taxes ...............................................         573            846

              The accompanying notes are an integral part of these
                      consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

 1.       BASIS OF PRESENTATION

         American Residential Services, Inc. ("ARS" and, collectively with its subsidiaries, the "Company") was incorporated in October 1995 and conducted no operations of its own prior to the closing on September 27, 1996 of its initial public offering (the "IPO") of its common stock, par value $.001 per share ("Common Stock"), and its acquisition of seven residential services businesses (the "Founding Companies"). For financial statement presentation purposes, Atlas Services, Inc. ("Atlas"), one of the Founding Companies, is the accounting acquiror. The Company has accounted for the acquisitions of the remaining Founding Companies in accordance with the purchase method of accounting, and their results of operations are included with those of Atlas from September 30, 1996, the effective closing date of their acquisition for accounting purposes.

         Since September 30, 1996 and through June 30, 1997, the Company acquired an additional 50 businesses (collectively with the Founding Companies other than Atlas, the "Acquired Businesses"). Of the 50 Acquired Businesses,
35 (the "Purchased Businesses") were accounted for under the purchase method of accounting, and the remainder (the "Pooled Businesses") were accounted for under the pooling-of-interests method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed in certain purchase transactions has been initially recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. Also, the purchases are based on preliminary estimates of value assigned to the Common Stock issued in all acquisitions accounted for under the purchase method of accounting that carries certain restrictions regarding the disposition of such stock by the holders, and such value may be revised as additional information becomes available.

         The historical financial statements of the Company (including those of Atlas prior to September 30, 1996) have been retroactively restated to give effect to the operations of 13 of the 15 Pooled Businesses (the "Restated Businesses"). The two remaining Pooled Businesses are not significant to prior historical periods and are included in the consolidated results of the Company beginning on the date of acquisition.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 2 of the Notes to Consolidated Financial Statements of the Company in ARS's Annual Report on Form 10-K for the year ended December 31, 1996.

3.       LONG-TERM DEBT

         The Company has in place a revolving credit facility (the "Credit Facility") with a syndicate of banks, including NationsBank of Texas, N.A., which acts as the agent. On March 3, 1997, the Company increased the total commitment under the Credit Facility from $55.0 million, which was in place at December 31, 1996, to $100.0 million. For a description of the Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 2 of this Report. As of June 30, 1997, the Company had $37.4 million in outstanding borrowings under the Credit Facility, bearing interest at a weighted average rate of approximately 7.99%.

         On April 2, 1997, ARS sold $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). The 7 1/4% Notes are unsecured obligations of ARS and are convertible at $25.50 per share, subject to adjustment in certain events, into an aggregate of 2,156,863 shares of Common Stock. The Company used substantially all the net proceeds of the offering of the 7 1/4% Notes to repay indebtedness outstanding under the Credit Facility.

4.       EARNINGS PER SHARE

         The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands).

                                                     Three Months                   Six Months
                                                     Ended June 30                 Ended June 30
                                              ---------------------------     ---------------------------
                                                       Pro Forma                      Pro Forma
                                              1996       1996       1997      1996       1996       1997
                                             ------     ------     ------    ------     ------     ------
Shares issued in the acquisition of Atlas...  1,067      1,067      1,067     1,067      1,067      1,067
Shares issued in the acquisitions  of
  the Restated Businesses ..................  2,535      2,535      2,535     2,535      2,535      2,535
Shares issued in the formation of ARS ......     --      1,267      1,267        --      1,267      1,267
Shares issued to the remaining
  stockholders of the Founding Companies ...     --      1,876      1,876                1,876      1,876
Shares sold in the IPO .....................     --      4,830      4,830        --      4,830      4,830
Shares awarded to certain employees and
  consultants ..............................     --         40         40        --         40         40
Shares  issued in the acquisitions  of
  the Purchased Businesses  and the
  Pooled Businesses (excluding the
  Restated Businesses) .....................     --         --      1,727        --         --      1,509
Stock options and warrant, net of
  assumed repurchases of common  shares
  as treasury stock ........................     --         --        391        --         --        448
                                              -----     ------     ------     -----     ------     ------
    Weighted average shares
     outstanding ...........................  3,602     11,615     13,733     3,602     11,615     13,572
                                              =====     ======     ======     =====     ======     ======


         In February 1997, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 revised the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted

EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

         The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. Presented below is the expected impact of SFAS No. 128 on the Company's EPS for all periods presented.

                                                             Three Months Ended June 30
                                          -----------------------------------------------------------------
                                                                    Pro Forma
                                                1996                  1996                   1997
                                          ------------------    -------------------     -------------------
                                          Basic      Diluted    Basic       Diluted     Basic       Diluted
Net income from continuing operations     $  626     $  626     $ 2,395     $ 2,395     $ 4,969     $ 4,969
Loss from discontinued operations ...         --         --          --          --         (92)        (92)
                                          ------     ------     -------     -------     -------     -------
Net income ..........................     $  626     $  626     $ 2,395     $ 2,395     $ 4,877     $ 4,877
                                          ======     ======     =======     =======     =======     =======
Shares outstanding ..................      3,602      3,602      11,615      11,615      13,342      13,733
                                          ======     ======     =======     =======     =======     =======


Earnings per share:
     Continuing operations ..........     $ 0.17     $ 0.17     $  0.21     $  0.21     $  0.37     $  0.36
     Discontinued operations ........         --         --          --          --          --          --
                                          ------     ------     -------     -------     -------     -------
     Total ..........................     $ 0.17     $ 0.17     $  0.21     $  0.21     $  0.37     $  0.36
                                          ======     ======     =======     =======     =======     =======


                                                                Six Months Ended June 30
                                             -------------------------------------------------------------------
                                                                        Pro Forma
                                                   1996                   1996                     1997
                                             -----------------     -------------------      --------------------
                                             Basic     Diluted      Basic      Diluted       Basic       Diluted
                                            -------    -------     -------     -------      -------      -------
Net income from continuing operations ..     $1,384     $1,384     $ 3,771     $ 3,771      $ 6,431      $ 6,431
Loss from discontinued operations ......         --         --          --          --         (124)        (124)
                                             ------     ------     -------     -------      -------      -------
Net income .............................     $1,384     $1,384     $ 3,771     $ 3,771      $ 6,307      $ 6,307
                                             ======     ======     =======     =======      =======      =======
Shares outstanding .....................      3,602      3,602      11,615      11,615       13,124       13,572
                                             ======     ======     =======     =======      =======      =======


Earnings per share:
     Continuing operations .............     $ 0.38     $ 0.38     $  0.32     $  0.32      $  0.49      $  0.47
     Discontinued operations ...........         --         --          --          --        (0.01)       (0.01)
                                             ------     ------     -------     -------      -------      -------
     Total .............................     $ 0.38     $ 0.38     $  0.32     $  0.32      $  0.48      $  0.46
                                             ======     ======     =======     =======      =======      =======

5.       INCOME TAXES

         The Company files a consolidated federal income tax return, which includes the operations of all Acquired Businesses for periods subsequent to the respective dates of acquisition. Acquired Businesses each file a "short period" federal income tax return through their respective acquisition dates.

         Certain of the Pooled Businesses were S corporations for income tax purposes prior to their acquisition by the Company. Accordingly, any income tax liabilities for the periods prior to their acquisition dates are the responsibility of their former owners. For purposes of these consolidated financial statements, federal and state income taxes have been reflected as if these Pooled Businesses had filed C corporation tax returns for the pre-acquisition periods, with the current income tax expense of those S corporations reflected as an increase to additional paid-in capital.

6.       DISCONTINUED OPERATIONS

         In 1996, the Company decided to discontinue its retail appliance sales division to concentrate its financial and other resources on its core residential services and commercial maintenance services businesses. The net loss of this division is included in the statements of operations under discontinued operations and therefore revenues, cost of sales, selling, general and administrative expenses, other income and expense, and income taxes exclude amounts associated with the discontinued division. Revenues from this division were approximately $2.7 million and $5.1 million for the three and six months ended June 30, 1997, respectively. Certain expenses have been allocated to discontinued operations based on estimated divisional usage. All assets of these operations are expected to be sold in 1997 and are reflected as net assets held for sale in the accompanying balance sheet.

7.       BUSINESS COMBINATIONS

POOLINGS

         During the first six months of 1997, the Company acquired the 15 Pooled Businesses under the pooling-of-interests method in exchange for 2,662,730 shares of Common Stock. The results of operations of the 13 Restated Businesses are included in all periods herein, while the results of operations of the other two Pooled Businesses are included from their respective effective acquisition dates. The combined revenues and net income of the 13 Restated Businesses for the periods prior to their acquisition by the Company were as follows (in millions):

                                                            Three Months                    Six Months
                                                           Ended June 30                   Ended June 30
                                                    ---------------------------     ---------------------------
                                                       1996            1997             1996             1997
                                                    ----------      ----------       ----------       -----------
           Revenues............................      $  16.4          $  8.5           $  33.1          $  23.3
           Net Income..........................          0.6             0.7               1.1              1.7

PURCHASES

         From September 30, 1996 through June 30, 1997, the Company accounted for the acquisitions of the 35 Purchased Businesses under the purchase method of accounting. The aggregate consideration paid in those transactions consisted of $67.0 million in cash (including short-term notes that were subsequently repaid with proceeds from borrowings under the Credit Facility), 2,123,151 shares of Common Stock and a promissory note in the principal amount of $1.8 million. The accompanying balance sheet as of June 30, 1997 includes preliminary estimates of fair value and may be revised as additional information concerning the valuation of the assets and liabilities of the businesses acquired becomes available. Also, the purchases are based on preliminary estimates of value assigned to the Company's Common Stock issued in all acquisitions accounted for under the purchase method of accounting that carries certain restrictions regarding the disposition of such stock by the holders, and such value may be revised as additional information becomes available.

         Subsequent to June 30, 1997 and through the date of filing of this Report, the Company completed seven additional acquisitions (the "Subsequent Acquisitions") for approximately $4.6 million in cash and 297,247 shares of Common Stock. The Company will account for two of those acquisitions as pooling-of-interests transactions and the remaining five acquisitions as purchase transactions. The historical financial statements of the Company will not be restated for either of the pooling-of-interests transactions as they are not significant to prior historical periods and will be included in the consolidated results of the Company beginning on the date of acquisition. The businesses acquired in the Subsequent Acquisitions contributed approximately $9.0 million and $9.5 million in revenues to the pro forma financial information set forth below for the six months ended June 30, 1996 and 1997, respectively.

         Set forth below are unaudited pro forma combined revenue and net income data reflecting the pro forma effect of the acquisitions of the Acquired Businesses and the Subsequent Acquisitions, as if they had occurred at the beginning of each period presented.

                                                                                      Six Months
                                                                                     Ended June 30
                                                                             --------------------------
                                                                              (in millions, except per
                                                                                   share amounts)
                                                                                    (unaudited)
                                                                             --------------------------
                                                                                1996            1997
                                                                             -----------     ----------
          Pro forma revenues.............................................    $     175.4     $    187.5
                                                                             ===========     ==========
          Pro forma net income from continuing operations................    $       5.3     $      6.7
                                                                             ===========     ==========
          Pro forma net income per share from continuing operations......    $      0.37     $     0.46
                                                                             ===========     ==========

          Pro forma adjustments included in the amounts above primarily relate to: (i) compensation differentials, reflecting reduced compensation amounts agreed on in connection with the acquisitions, (ii) adjustment for rent expense on certain leased facilities, reflecting reductions in rent agreed on in connection with the acquisitions, (iii) adjustments for the effects of assets distributed to and costs of certain leases assumed by owners of certain of the businesses acquired, (iv) adjustments for pro forma goodwill amortization expense using a 40-year estimated life, (v) eliminations of historical interest expense related to certain obligations that were repaid or not assumed by the Company, reduced by interest expense on borrowed funds used to pay the cash portion of the purchase price of the businesses acquired, (vi) the issuance and sale of the 7 1/4% Notes by ARS and the application of the proceeds from that sale and (vii) adjustments to the federal and state income tax provisions on pro forma operating results. Net income per share for the six months ended June 30, 1996 and 1997 assumes all shares issued for the acquisitions of the Acquired Businesses and the Subsequent Acquisitions had been outstanding for the periods presented.

         The pro forma results presented are not necessarily indicative of actual results that might have occurred had the operations and management teams of the Company and the businesses acquired been combined at the beginning of the periods presented.

 8.       SUBSEQUENT EVENTS

         In July 1997, ARS registered an additional 10,000,000 shares of Common Stock and $100.0 million aggregate principal amount of convertible subordinated debt securities (the "Convertible Debt Securities") under the Securities Act of 1933, as amended pursuant to a shelf registration statement on Form S-4 for issuance from time to time in connection with acquisitions. ARS is currently authorized pursuant to its Credit Facility to issue up to $25.0 million aggregate principal amount of Convertible Senior Subordinated Notes, Series A (the "Series A Notes") (representing a series of the Convertible Debt Securities), maturing April 15, 2004. Certain terms of the Series A Notes, including the interest rate and the conversion price, will be determined by ARS in connection with the acquisitions for which such notes are issued.

                      AMERICAN RESIDENTIAL SERVICES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Report and the financial statements and notes thereto included in ARS's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). Statements herein regarding future financial or operational performance and results of the Company or other similar matters that are not historical facts constitute forward-looking statements and are subject to numerous risks and uncertainties, including but not limited to the availability of attractive acquisition opportunities, the successful integration and profitable management of businesses acquired, the improvement of operating efficiencies, the availability of working capital and funding for future acquisitions, the ability to grow internally through expansion of services and customer bases and reduction of overhead, the level and nature of competition from other residential services and commercial maintenance services providers and other factors discussed in the 1996 Form 10-K.

         The Company derives its revenues primarily from (i) owners and occupants of homes and small commercial buildings, (ii) builders and developers of new homes, residential developments and small commercial buildings and (iii) owners and managers of large commercial, industrial and institutional facilities. Cost of services consists primarily of salaries and benefits of service and installation personnel, parts and materials, subcontracted services, depreciation, maintenance, fuel and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits payable to former owners of Acquired Businesses and to management and administrative personnel, advertising, office rent and utilities, communications and professional fees.

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

         For financial reporting purposes, Atlas is presented as the acquiror in all the acquisitions by ARS through September 30, 1996, the effective date of the acquisitions of the Founding Companies. The Company's historical financial statements for periods ended on or before September 30, 1996 are the consolidated historical financial statements of Atlas retroactively restated to give effect to the operations of the 13 Restated Businesses accounted for under the pooling-of-interests method of accounting. As used in this discussion, the "Company" means (i) Atlas prior to September 30, 1996 and (ii) ARS and its consolidated subsidiaries on that date and thereafter, and the term "Acquired Businesses" does not include Atlas.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

         The following table sets forth various items as a percentage of the Company's revenues:

                                                    Three Months          Six Months
                                                    Ended June 30        Ended June 30
                                                   --------------       --------------
                                                   1996     1997        1996      1997
                                                   -----    -----       -----    -----
Revenues ......................................    100.0%   100.0%      100.0%   100.0%
Cost of services ..............................     72.0     69.2        72.2     69.8
                                                   -----    -----       -----    -----
     Gross  profit ............................     28.0     30.8        27.8     30.2
Selling, general and administrative expenses ..     23.6     18.9        23.0     21.2
                                                   -----    -----       -----    -----
     Income from operations ...................      4.4     11.9         4.8      9.0
Interest expense ..............................     (0.4)    (2.0)       (0.4)    (1.9)
Interest and other income/(expense), net ......      0.3      0.4         0.4      0.4
                                                   -----    -----       -----    -----
Income from continuing operations before
     income taxes .............................      4.3     10.3         4.8      7.5
Income taxes ..................................      1.7      4.5         1.9      3.3
                                                   -----    -----       -----    -----
Net income from continuing operations .........      2.6%     5.8%        2.9%     4.2%
                                                   =====    =====       =====    =====


         Revenues increased by 260.7% from $23.9 million for the three months ended June 30, 1996 to $86.2 million for the three months ended June 30, 1997. Revenues increased 222.0% from $47.3 million for the six months ended June 30, 1996 to $152.3 million for the six months ended June 30, 1997. Approximately $56.1 million and $94.9 million of the increase from the three and six months ended June 30, 1996 to the corresponding periods in 1997, respectively, resulted from the inclusion of revenues from the Acquired Businesses that were accounted for as purchase acquisitions. The remainder of the increase was primarily attributable to increased demand for the Company's services in South Carolina and the Washington, D.C. metropolitan area.

         Cost of services increased 246.5% and 211.7% to $59.7 million and $106.3 million for the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods in the prior year, reflecting increased costs associated with the higher level of revenues. Gross profit, as a percentage of revenues, increased from 28.0% for the three months ended June 30, 1996 to 30.8% for the three months ended June 30, 1997. Gross profit, as a percentage of revenues, increased from 27.8% for the six months ended June 30, 1996 to 30.2% for the six months ended June 30, 1997. The improvement in gross profit in 1997 was primarily attributable to the purchase acquisitions of businesses providing residential maintenance services, which typically generate higher margins than new residential installation services, as well as purchase discounts from equipment vendors through consolidated purchasing.

         Selling, general and administrative expenses increased $10.7 million and $21.4 million to $16.3 million and $32.3 million for the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to the operations of the Acquired Businesses that were accounted for as purchase acquisitions and goodwill amortization associated with the purchase acquisitions, coupled with the addition of ARS's corporate personnel and administrative infrastructure.

         Interest expense increased $1.7 million and $2.8 million for the three and six months ended June 30, 1997, respectively. The increase in both periods was attributable to the issuance by ARS on April 2, 1997 of the 7 1/4% Notes (as defined below) and borrowings under the Credit Facility (as defined below) to fund the cash portion of the aggregate purchase price for the acquisitions of the Acquired Businesses.

         Interest and other income/(expense), net increased $0.3 million and $0.4 million for the three and six months ended June 30, 1997. The increase was primarily attributable to (i) gains realized on the non-recurring sale of excess vehicles and equipment and (ii) rental income earned on property held by the Company and leased to third parties.

         The effective tax rate for the six months ended June 30, 1997 was 43.4%, representing management's estimate of the effective tax rate for fiscal 1997.

 LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1997, net cash used in operating activities was $8.1 million, capital expenditures totaled $3.4 million and net borrowings of debt amounted to $32.5 million. The Company anticipates capital expenditures (exclusive of acquisitions) of approximately $4.0 million during the remainder of 1997, primarily for computer equipment, leasehold improvements and furniture and fixtures. The Company believes its cash flow from operations and the borrowings available under its revolving credit facility will be sufficient to support its ongoing operations and anticipated capital expenditures for the remainder of 1997.

         The Company has in place a revolving credit facility (the "Credit Facility") with a syndicate of banks, including NationsBank of Texas, N.A, which acts as the agent. On March 3, 1997, the Company increased the size of the Credit Facility from $55.0 million to $100.0 million. Borrowings under the Credit Facility may be used for general corporate purposes, including the funding of any cash paid in connection with acquisitions, refinancing indebtedness of businesses acquired, capital expenditures and working capital. Loans under the Credit Facility bear interest at a designated variable base rate plus a margin ranging from 0 to 50 basis points, depending on the ratio of the Company's interest-bearing debt to its trailing 12-month earnings before interest, taxes, depreciation and amortization. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 200 basis points, depending on the same ratio. The margin is reset on a quarterly basis and also may be reset on the closing of an acquisition involving cash consideration in excess of $5.0 million or upon a principal repayment in excess of $5.0 million. Commitment fees of 30 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility has a $5.0 million sublimit for standby letters of credit. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), does not permit the Company to incur or assume other indebtedness (other than approved subordinated indebtedness) in excess of any amount equal to 5% of its consolidated net worth and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and the Company has pledged the stock of its operating subsidiaries as collateral for its obligations under the Credit Facility. At June 30, 1997, the Company's outstanding borrowings under the Credit Facility were $37.4 million, bearing interest at a weighted average rate of 7.99%. As of August 13, 1997, the Company had outstanding borrowings under the Credit Facility in the amount of $45.0 million, bearing interest at a weighted average rate of 7.07%.

         On April 2, 1997, ARS sold $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). These notes are unsecured obligations of ARS and are convertible into an aggregate of 2,156,863 shares of Common Stock of the Company at a conversion price of $25.50 per share, subject to adjustment in certain events. ARS used substantially all the net proceeds from its sale of the 7 1/4% Notes to repay indebtedness outstanding under the Credit Facility.

         In January 1997, ARS registered 5,000,000 shares of its Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a shelf registration statement on Form S-4 for issuance from time to time in connection with acquisitions. Through July 1997, the Company issued an aggregate of 3,647,212 shares pursuant to that shelf registration statement as part of the consideration for the acquisitions of 43 businesses.

         In July 1997, ARS registered an additional 10,000,000 shares of Common Stock and $100.0 million aggregate principal amount of convertible subordinated debt securities (the "Convertible Debt Securities") under the Securities Act pursuant to a shelf registration statement on Form S-4 for issuance from time to time in connection with acquisitions. ARS is currently authorized pursuant to its Credit Facility to issue up to $25.0 million aggregate principal amount of Convertible Senior Subordinated Notes, Series A (the "Series A Notes") (representing a series of the Convertible Debt Securities), maturing April 15, 2004. Certain terms of the Series A Notes, including the interest rate and the conversion price, will be determined by ARS in connection with the acquisitions for which such notes are issued.

         In 1997 (through June 30), the Company acquired 37 businesses for an aggregate consideration of $25.5 million in cash, 3,445,241 shares of Common Stock and a promissory note in the principal amount of $1.8 million. Since June 30, 1997 to the date of filing of this Report, the Company acquired an additional seven businesses for an aggregate consideration of $4.6 million in cash and 297,247 shares of Common Stock. All shares of Common Stock issued for the acquisitions during 1997 were issued under ARS's shelf registration statements. Funding of the cash portion of the purchase prices and repayment of indebtedness assumed in connection with those acquisitions was provided by funds from operations and borrowings under the Credit Facility.

         The Company intends to continue to pursue attractive acquisition opportunities of both residential services and commercial maintenance services businesses. The timing, size or success of any acquisitions effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of Common Stock, working capital, cash flow from operations and borrowings, including the unborrowed portion of the Credit Facility, issuances of the Convertible Debt Securities and the possible public or private sale of additional debt or equity securities.

SEASONALITY AND FLUCTUATIONS IN OPERATIONS RESULTS

          The Company has experienced, and expects that it will in the future experience, quarterly fluctuations in revenues, operating income and cash flows as a result of changes in weather conditions. Except for certain areas of the southern United States, the demand for new residential installations is lower in the winter months because new construction activity is lower as a result of colder weather (although the Company expects that such reduction in demand may be partially offset by increases in the demand for commercial replacement services generally experienced in the winter months). Demand for heating, ventilation and air conditioning services is generally higher in the second and third quarters. In addition to the effects of seasonality, the Company's quarterly results may fluctuate as a result of a number of other factors, including the timing of acquisitions and the cyclical nature of the homebuilding industry which will influence the levels of housing starts from time to time in the markets in which the Company engages in new residential installation services and affect the Company's ability to maintain or increase revenues from those services. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of the results to be expected for a full year.

                      AMERICAN RESIDENTIAL SERVICES, INC.

                          PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

         On April 2, 1997, ARS sold $55.0 million aggregate principal amount of its 7 1/4% Notes to Smith Barney Inc., Goldman, Sachs & Co. and Montgomery Securities (the "Initial Purchasers") for resale by the Initial Purchasers to "qualified institutional buyers" (as defined in Rule 144A promulgated under the Securities Act). Neither the 7 1/4% Notes nor the underlying shares of Common Stock were registered under the Securities Act. ARS sold the securities in reliance on Section 4(2) under the Securities Act. The initial price to investors totaled $55.0 million, and the discounts and commissions totaled $1.65 million. The 7 1/4% Notes are convertible into shares of Common Stock at any time prior to their maturity on April 15, 2004 at a conversion price of $25.50 per share, subject to adjustment in certain events.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 3, 1997, the Company held its 1997 Annual Meeting of Stockholders. The matters voted on at the meeting and the results thereof are as follows:

A. Election of Class I Directors.

Stockholders elected the persons listed below as Class I directors whose terms expire at the 2000 annual meeting of stockholders. Results by nominee were:


                                             VOTED          AUTHORITY
                                              FOR           WITHHELD
C. Clifford Wright, Jr.                    9,400,491         46,609
Thomas N. Amonett                          9,201,696        245,404
Elliot Sokolow                             9,400,026         47,074

The Class II directors, whose terms expire at the 1998 annual meeting of stockholders, are Howard S. Hoover, Jr., Robert J. Cruikshank, Randall B. Hale and Frank N. Menditch. The Class III directors, whose terms expire at the 1999 annual meeting of stockholders, are Gorden H. Timmons, Nolan Lehmann, William P. McCaughey and Don D. Sykora.

B. Ratification of Appointment of Independent Public Accountants.

Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997, with 9,406,050 shares voted for, 21,720 shares voted against, 19,330 abstentions and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
  No.                                       Description
-------                                     -----------
*2.1 Agreement and Plan of Reorganization dated as of June 13, 1996 to which American Residential Services, Inc. ("ARS") and Climatic Corporation of Vero Beach are parties (Form S-1, Reg. No. 333-06195, Ex. 2.1).

*2.2 Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Florida Heating and Air Conditioning, Inc. are parties (Form S-1, Reg. No. 333-06195, Ex. 2.2).

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

Exhibit
  No.                                       Description
-------                                     -----------
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

 4.8 Second Amendment to Revolving Loan Agreement dated as of June 30, 1997, among ARS, NationsBank and the other parties designated therein.

*4.9 Indenture dated as of April 1, 1997 between ARS and U.S. Trust Company of Texas, N.A., as Trustee, relating to $55,000,000 aggregate principal amount of 7 1/4% Convertible Subordinated Notes due 2004 of ARS (Form S-4, Reg. No. 333-18623,
              Ex. 4.8).

*4.10 Registration Rights Agreement dated as of April 1, 1997 between ARS and Smith Barney Inc., Goldman, Sachs & Co. and Montgomery Securities (Form S-4, Reg. No. 333-18623, Ex. 4.9).

 4.11 Indenture dated as of July 31, 1997, between ARS and U.S. Trust Company of Texas, N.A., as Trustee, relating to Convertible Subordinated Debt Securities of ARS.

Exhibit
  No.                                       Description
-------                                     -----------
              ARS and certain of its subsidiaries are parties to certain debt instruments under which the total amount of its securities authorized does not exceed 10% of the total assets of ARS and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, ARS agrees to furnish a copy of such instruments to the Commission upon request.

*10.4 Amended and Restated Employment Agreement dated as of April 1, 1997 between ARS and Harry O. Nicodemus, IV (Form S-4, Reg. No. 333-18623, Ex. 10.4).

 27.1        Financial Data Schedule

*  Incorporated by reference.


              (b) Reports on Form 8-K.

              None

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, American Residential Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERICAN RESIDENTIAL SERVICES, INC.



Dated: August 14, 1997                   By:   /s/ HARRY O. NICODEMUS, IV
                                            -----------------------------------
                                                  Harry O. Nicodemus, IV
                                                  Vice President
                                                  (Chief Financial Officer and
                                                  Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
  No.                                       Description
-------                                     -----------
*2.1          Agreement and Plan of Reorganization dated as of June 13, 1996 to which American Residential Services, Inc. ("ARS") and Climatic
              Corporation of Vero Beach are parties (Form S-1, Reg. No.
              333-06195, Ex. 2.1).

*2.2 Agreement and Plan of Reorganization dated as of June 13, 1996 to which ARS and Florida Heating and Air Conditioning, Inc. are parties (Form S-1, Reg. No. 333-06195, Ex. 2.2).

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

Exhibit
  No.                                       Description
-------                                     -----------
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

*3.3          Certificate of Designation of Series A Junior Participating
              Preferred Stock (Form S-1, Reg. No. 333-06195, Ex. 3.3).

*4.1          Form of Certificate representing Common Stock (Form S-1, Reg.
              No. 333-06195, Ex. 4.1).

*4.2          Rights Agreement of ARS, including form of Rights Certificate as
              Exhibit B thereto (Form S-8, Reg. No. 333-13299, Ex. 4.4).

*4.3 Registration Rights Agreement among ARS and the stockholders listed on the signature pages thereto (Form S-1, Reg. No.
              333-06195, Ex. 4.3).

*4.4          Stock Registration Agreement dated as of March 6, 1996 between
              ARS and Equus II Incorporated (Form S-1, Reg. No. 333-06195, Ex.
              4.4).

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

 4.8          Second Amendment to Revolving Loan Agreement dated as of June 30,
              1997, among ARS, NationsBank and the other parties designated therein.

*4.9          Indenture dated as of April 1, 1997 from ARS to U.S. Trust
              Company of Texas, N.A., as Trustee, relating to $55,000,000 aggregate principal amount of 7 1/4% Convertible Subordinated
              Notes due 2004 of ARS (Form S-4, Reg. No. 333-18623, Ex. 4.8).

*4.10         Registration Rights Agreement dated as of April 1, 1997 between
              ARS and Smith Barney Inc., Goldman, Sachs & Co. and Montgomery
              Securities (Form S-4, Reg. No. 333-18623, Ex. 4.9).

 4.11         Indenture dated as of July 31, 1997, between ARS and U.S. Trust
              Company of Texas, N.A., as Trustee, relating to Convertible
              Subordinated Debt Securities of ARS.

Exhibit
  No.                                       Description
-------                                     -----------
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

*10.4         Amended and Restated Employment Agreement dated as of April 1,
              1997 between ARS and Harry O. Nicodemus, IV (Form S-4, Reg. No.
              333-18623, Ex. 10.4).

 27.1        Financial Data Schedule

*  Incorporated by reference.