Form 10-Q
period 1997-09-30
AMERICAN RESIDENTIAL SERVICES INC
filed 1997-11-14
CIK 1014187

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from           to

                        Commission File Number: 1-11849

                      AMERICAN RESIDENTIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0484996
       (State or other jurisdiction of               (IRS Employer Identification No.)
        incorporation or organization)
          POST OAK TOWER, SUITE 725                              77056-5604
             5051 WESTHEIMER ROAD                                (Zip code)
                HOUSTON, TEXAS
   (Address of principal executive offices)

                                 (713) 599-0100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At November 13, 1997, 15,321,322 shares of Common Stock, par value $.001 per share, of the registrant were outstanding.
================================================================================

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1996            1997
                                                              ------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  9,984        $  3,724
  Accounts receivable --
     Trade, net.............................................      30,735          47,674
     Other..................................................       2,023           5,654
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       1,391           5,562
  Inventories...............................................      11,290          17,564
  Prepaid expenses and other current assets.................       1,572           4,475
  Net assets held for resale................................         338             360
                                                                --------        --------
          Total current assets..............................      57,333          85,013
PROPERTY AND EQUIPMENT, net.................................      21,660          30,837
GOODWILL, net...............................................     131,193         196,234
OTHER NONCURRENT ASSETS.....................................       1,438           5,304
                                                                --------        --------
          Total assets......................................    $211,624        $317,388
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  2,202        $    492
  Accounts payable and accrued liabilities..................      29,984          40,407
  Unearned revenue on service and warranty contracts........       4,007           5,549
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       2,503           3,063
                                                                --------        --------
          Total current liabilities.........................      38,696          49,511
LONG-TERM DEBT, net of current maturities...................      53,861         116,041
UNEARNED REVENUE ON SERVICE AND WARRANTY CONTRACTS..........         633           1,041
DEFERRED INCOME TAXES.......................................       2,183           3,131
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized; none issued and outstanding................          --              --
  Common stock, $.001 par value, 50,000,000 shares
     authorized; 13,389,255 and 15,205,769 shares issued and
     outstanding............................................          13              15
  Additional paid-in capital................................     126,226         150,611
  Retained deficit..........................................      (9,988)         (2,962)
                                                                --------        --------
       Total stockholders' equity...........................     116,251         147,664
                                                                --------        --------
          Total liabilities and stockholders' equity........    $211,624        $317,388
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS            NINE MONTHS
                                                   ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                  --------------------    --------------------
                                                    1996        1997        1996        1997
                                                  --------    --------    --------    --------
REVENUES........................................  $ 31,428    $109,500    $ 85,145    $272,781
COST OF SERVICES................................    22,967      79,200      61,783     194,512
                                                  --------    --------    --------    --------
  Gross profit..................................     8,461      30,300      23,362      78,269
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....     9,634      21,925      22,173      56,051
                                                  --------    --------    --------    --------
INCOME (LOSS) FROM OPERATIONS...................    (1,173)      8,375       1,189      22,218
OTHER INCOME (EXPENSE):
  Interest expense..............................    (4,366)     (2,147)     (4,572)     (4,955)
  Interest income...............................        21          56          76         140
  Other, net....................................        90         123         215         683
                                                  --------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES...............    (5,428)      6,407      (3,092)     18,086
PROVISION FOR INCOME TAXES......................       501       2,819       1,257       7,838
                                                  --------    --------    --------    --------
NET INCOME (LOSS)...............................  $ (5,929)   $  3,588    $ (4,349)   $ 10,248
                                                  ========    ========    ========    ========
WEIGHTED AVERAGE SHARES                              4,085
  OUTSTANDING...................................                15,262       4,085      14,457
                                                  ========    ========    ========    ========
EARNINGS (LOSS) PER SHARE.......................  $  (1.45)   $   0.24    $  (1.06)   $   0.71
                                                  ========    ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                               ENDED SEPTEMBER 30
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (4,349)   $ 10,248
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities --
      Depreciation and amortization.........................     1,535       8,104
      Stock portion of compensation and financing fees           6,276
       related to the purchase of EHC.......................                    --
      Deferred tax expense (benefit)........................      (429)        761
      Loss (gain) on sale of property and equipment.........        (5)       (229)
      Current taxes on acquired S corporations..............       986         826
      Changes in operating assets and liabilities --
         (Increase) decrease in --
           Accounts receivable, net.........................    (2,568)    (10,059)
           Cost and estimated earnings in excess of billings       (95)
            on uncompleted contracts........................                (2,805)
           Inventories......................................      (510)     (2,117)
           Prepaid expenses and other current assets........    (1,653)     (2,726)
           Other noncurrent assets..........................        69         328
         Increase (decrease) in --
           Accounts payable and accrued liabilities.........     2,180     (10,847)
           Unearned revenue on service and warranty                192
            contracts.......................................                 3,460
           Billings in excess of costs and estimated               156
            earnings on uncompleted contracts...............                   166
      Other, net............................................       (34)         --
                                                              --------    --------
         Net cash provided by (used in) operating                1,751
          activities........................................                (4,890)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................    (2,810)     (7,763)
  Proceeds from sales of property and equipment.............       180         508
  Cash paid for business acquisitions, net of cash             (28,468)
    acquired................................................               (37,692)
                                                              --------    --------
         Net cash used in investing activities..............   (31,098)    (44,947)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................   (23,485)   (133,659)
  Proceeds from long-term debt..............................     9,808     183,119
  Proceeds from issuance of Common Stock, net of offering       52,725
    costs...................................................                    --
  Distributions to Founding Company stockholders............    (5,384)         --
  S corporation dividends paid by the Restated Businesses...    (1,150)     (3,222)
  Other, net................................................      (415)     (2,661)
                                                              --------    --------
         Net cash provided by financing activities..........    32,099      43,577
                                                              --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     2,752      (6,260)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     2,508       9,984
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  5,260    $  3,724
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $    165    $  1,799
    Income taxes............................................       473       4,274

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

     From September 30, 1996 through September 30, 1997, the Company acquired an additional 72 businesses (collectively with the Founding Companies other than Atlas, the "Acquired Businesses"). Of the 72 Acquired Businesses, 49 (the "Purchased Businesses") were accounted for under the purchase method of accounting, and the remainder (the "Pooled Businesses") were accounted for under the pooling-of-interests method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed in certain purchase transactions has been recorded initially based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. In addition, for all acquisitions accounted for under the purchase method of accounting, preliminary estimates of value have been assigned to the shares of Common Stock issued in those acquisitions, to the extent those shares were, when issued, restricted as to resale by the holders, and such value may be revised as additional information becomes available.

     The historical financial statements of the Company (including those of Atlas prior to September 30, 1996) have been retroactively restated to give effect to the operations of 15 of the 23 Pooled Businesses (the "Restated Businesses"). The eight remaining Pooled Businesses are not significant to prior historical periods and are included in the consolidated results of the Company beginning on their respective dates of acquisition.

     The Company's retail appliance sales division, previously reported as discontinued operations, was reclassified in the third quarter of 1997 as assets held for resale, and the results of operations associated with that division are included in selling, general and administrative expenses for the three and nine months ended September 30, 1997. The consolidated financial statements of the Company presented herein have been restated for the reclassification, the effect of which is not material to these consolidated financial statements.

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three and nine months ended September 30, 1996 and 1997.

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

3. LONG-TERM DEBT

     The Company has in place a revolving credit facility (the "Credit Facility") with a syndicate of banks. On March 3, 1997, the Company increased the total commitment under the Credit Facility from $55.0 million, which was in place at December 31, 1996, to $100.0 million. For a description of the Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 2 of this Report. As of September 30, 1997, the Company had $59.0 million in outstanding borrowings under the Credit Facility, bearing interest at a weighted average rate of approximately 7.02%.

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

4. EARNINGS (LOSS) PER SHARE

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                                               THREE MONTHS     NINE MONTHS
                                                                  ENDED            ENDED
                                                               SEPTEMBER 30     SEPTEMBER 30
                                                              --------------   --------------
                                                              1996     1997    1996     1997
                                                              -----   ------   -----   ------
Shares issued in the acquisition of Atlas...................  1,067    1,067   1,067    1,067
Shares issued in the acquisitions of the Restated
  Businesses................................................  3,018    3,018   3,018    3,018
Shares issued in the formation of ARS.......................     --    1,267      --    1,267
Shares issued to the stockholders of the
  remaining Founding Companies..............................     --     1,876     --    1,876
Shares sold in the IPO......................................     --    4,830      --    4,830
Shares awarded to certain employees and consultants.........     --       40      --       40
Shares issued in the acquisitions of the Purchased
  Businesses and the Pooled Businesses (excluding the
  Restated Businesses)......................................     --    2,713      --    1,910
Shares issuable upon conversion of stock options and
  warrant, net of assumed repurchases of stock under the
  treasury stock method.....................................     --      451      --      449
                                                              -----   ------   -----   ------
     Weighted average shares outstanding....................  4,085   15,262   4,085   14,457
                                                              =====   ======   =====   ======

     In February 1997, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 revised the methodology to be used in computing earnings per share ("EPS"), such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. Presented below is the expected impact of SFAS No. 128 on the Company's EPS for all periods presented.

                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                         -------------------------------------
                                                               1996                1997
                                                         -----------------   -----------------
                                                          BASIC    DILUTED    BASIC    DILUTED
                                                         -------   -------   -------   -------
Net income (loss)......................................  $(5,929)  $(5,929)  $ 3,588   $ 3,588
                                                         =======   =======   =======   =======
Weighted average shares outstanding....................    4,085     4,085    14,811    15,262
                                                         =======   =======   =======   =======
Earnings (loss) per share..............................  $ (1.45)  $ (1.45)  $  0.24   $  0.24
                                                         =======   =======   =======   =======

                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                         -------------------------------------
                                                               1996                1997
                                                         -----------------   -----------------
                                                          BASIC    DILUTED    BASIC    DILUTED
                                                         -------   -------   -------   -------
Net income (loss)......................................  $(4,349)  $(4,349)  $10,248   $10,248
                                                         =======   =======   =======   =======
Weighted average shares outstanding....................    4,085     4,085    14,008    14,457
                                                         =======   =======   =======   =======
Earnings (loss) per share..............................  $ (1.06)  $ (1.06)  $  0.73   $  0.71
                                                         =======   =======   =======   =======

5. INCOME TAXES

     The Company files a consolidated federal income tax return, which includes the operations of all Acquired Businesses for periods subsequent to their respective dates of acquisition. Acquired Businesses file "short period" federal income tax returns through their respective acquisition dates.

     Certain of the Pooled Businesses were S corporations for income tax purposes prior to their acquisition by the Company. Accordingly, any income tax liabilities for the periods prior to their acquisition dates are the responsibility of their former owners. For purposes of these consolidated financial statements, federal and state income taxes have been reflected as if those Pooled Businesses had filed C corporation tax returns for the pre-acquisition periods, with the current income tax expense of those S corporations reflected as an increase to additional paid-in capital.

6. BUSINESS COMBINATIONS

  Poolings

     During the first nine months of 1997, the Company acquired the 23 Pooled Businesses under the pooling-of-interests method in exchange for 3,689,909 shares of Common Stock. The results of operations of the 15 Restated Businesses are included in all periods herein, while the results of operations of the other eight Pooled Businesses are included from their respective effective acquisition dates. The combined revenues and net income of the 15 Restated Businesses for the periods prior to their acquisitions by the Company were as follows (in millions):

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                       SEPTEMBER 30      SEPTEMBER 30
                                                      --------------    --------------
                                                      1996     1997     1996     1997
                                                      -----    -----    -----    -----
Revenues..........................................    $22.1    $ 7.2    $61.8    $41.5
Net Income........................................      0.8      0.3      2.1      2.4

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Purchases

     From September 30, 1996 through September 30, 1997, the Company acquired the 49 Purchased Businesses under the purchase method of accounting. The aggregate consideration paid in those transactions consisted of $83.4 million in cash (including short-term notes that were subsequently repaid with proceeds from borrowings under the Credit Facility), 2,391,255 shares of Common Stock and a promissory note in the principal amount of $1.8 million. The accompanying balance sheet as of September 30, 1997 includes preliminary estimates of fair value that may be revised as additional information concerning the valuation of the assets and liabilities of the businesses acquired becomes available. See
Note 1 above.

  Subsequent Acquisitions

     Subsequent to September 30, 1997 through the date of filing of this Report, the Company completed seven additional acquisitions (the "Subsequent Acquisitions") for approximately $5.6 million in cash and 115,553 shares of Common Stock. The Company will account for these acquisitions as purchase transactions. The businesses acquired in the Subsequent Acquisitions contributed approximately $10.5 million and $11.0 million in revenues to the pro forma financial information set forth below for the nine months ended September 30, 1996 and 1997, respectively.

     Set forth below are unaudited pro forma combined revenue and net income data reflecting the pro forma effect of the acquisitions of the Acquired Businesses and the Subsequent Acquisitions as if they had occurred at the beginning of each period presented.

                                                                  NINE MONTHS
                                                               ENDED SEPTEMBER 30
                                                              (IN MILLIONS, EXCEPT
                                                                      PER
                                                                 SHARE AMOUNTS)
                                                                  (UNAUDITED)
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Pro forma revenues..........................................    $318.2      $348.9
                                                                ======      ======
Pro forma net income........................................    $  9.6       $12.9
                                                                ======      ======
Pro forma net income per share..............................    $ 0.64       $0.82
                                                                ======      ======

     Pro forma adjustments included in the amounts above primarily relate to:
(i) compensation differentials, reflecting reduced compensation amounts agreed to in connection with the acquisitions, (ii) adjustments for rent expense on certain leased facilities, reflecting reductions in rent agreed to in connection with the acquisitions, (iii) adjustments for the effects of assets distributed to and costs of certain leases assumed by former owners of certain of the businesses acquired, (iv) adjustments for pro forma goodwill amortization expense using a 40-year estimated life, (v) eliminations of historical interest expense related to certain obligations that were repaid or not assumed by the Company, reduced by interest expense on borrowed funds used to pay the cash portion of the purchase price of the businesses acquired, (vi) the issuance and sale of the 7 1/4% Notes by ARS and the application of the proceeds from that sale and (vii) adjustments to the federal and state income tax provisions on pro forma operating results. Net income per share for the nine months ended September 30, 1996 and 1997 assumes all shares issued for the acquisitions of the Acquired Businesses and the Subsequent Acquisitions had been outstanding for the periods presented.

     The pro forma results presented are not necessarily indicative of actual results that might have occurred had the operations and management teams of the Company and the businesses acquired been combined at the beginning of the periods presented.

7. SUBSEQUENT EVENT

     The Company expects that certain costs associated with the settlement of employment agreements with the Company's former chief executive officer and another officer of the Company will result in a one-time charge to earnings of approximately $1.7 million in the fourth quarter of 1997.

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

     For financial reporting purposes, Atlas is presented as the acquiror in all the acquisitions by ARS through September 30, 1996, the effective date of the acquisitions of the Founding Companies for accounting purposes. The Company's historical financial statements for periods ended on or before September 30, 1996 are the consolidated historical financial statements of Atlas retroactively restated to give effect to the operations of the 15 Restated Businesses accounted for under the pooling-of-interests method of accounting. As used in this discussion, the "Company" means (i) Atlas prior to September 30, 1996 and
(ii) ARS and its consolidated subsidiaries on that date and thereafter, and the term "Acquired Businesses" does not include Atlas.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of the Company's revenues:

                                                            THREE MONTHS         NINE MONTHS
                                                                ENDED               ENDED
                                                            SEPTEMBER 30        SEPTEMBER 30
                                                           ---------------     ---------------
                                                           1996      1997      1996      1997
                                                           -----     -----     -----     -----
Revenues.................................................  100.0%    100.0%    100.0%    100.0%
Cost of services.........................................   73.1      72.3      72.6      71.3
                                                           -----     -----     -----     -----
  Gross profit...........................................   26.9      27.7      27.4      28.7
Selling, general and administrative expenses.............   30.6      20.0      26.0      20.5
                                                           -----     -----     -----     -----
  Income (loss) from operations..........................   (3.7)      7.7       1.4       8.2
Interest expense.........................................  (13.9)     (2.0)     (5.4)     (1.8)
Interest income and other, net...........................    0.3       0.2       0.4       0.3
                                                           -----     -----     -----     -----
Income (loss) before income taxes........................  (17.3)      5.9      (3.6)      6.7
Income taxes.............................................    1.6       2.6       1.5       2.9
                                                           -----     -----     -----     -----
Net income (loss)........................................  (18.9)%     3.3%     (5.1)%     3.8%
                                                           =====     =====     =====     =====

     Revenues increased by 248.7% from $31.4 million for the three months ended September 30, 1996 to $109.5 million for the three months ended September 30, 1997. Revenues increased 220.6% from $85.1 million for the nine months ended September 30, 1996 to $272.8 million for the nine months ended September 30, 1997. Approximately $71.5 million and $168.0 million of the increase from the three and nine months ended September 30, 1996 to the corresponding periods in 1997, respectively, resulted from the inclusion of revenues from those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates. The remainder of the increase was primarily attributable to increased demand for the Company's services.

     Cost of services increased 244.8% and 214.8% to $79.2 million and $194.5 million for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in the prior year, reflecting increased costs associated with the higher level of revenues. Gross profit, as a percentage of revenues, increased from 26.9% for the three months ended September 30, 1996 to 27.7% for the three months ended September 30, 1997. Gross profit, as a percentage of revenues, increased from 27.4% for the nine months ended September 30, 1996 to 28.7% for the nine months ended September 30, 1997. The improvement in gross profit in 1997 was primarily attributable to the purchase acquisitions of businesses providing residential maintenance services, which typically generate higher margins than new residential installation services, as well as purchase discounts from equipment vendors through consolidated purchasing.

     Selling, general and administrative expenses increased $12.3 million and $33.9 million to $21.9 million and $56.1 million for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to the operations of those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates and goodwill amortization associated with the purchase acquisitions, coupled with the addition of ARS's corporate personnel and administrative infrastructure. Those increases, however, were partially offset by non-recurring charges in the third-quarter of 1996 of (i) approximately $3.1 million representing compensation expense related to the acquisition of Enterprises Holding Company ("EHC") by ARS and (ii) $0.6 million representing compensation expense related to the issuance of 39,987 shares of Common Stock to certain employees, consultants and three officers of the Company.

     Interest expense decreased $2.2 million for the three months ended September 30, 1997 and increased $0.4 million for the nine months ended September 30, 1997. The decrease in interest expense for the three months ended September 30, 1997 primarily related to a non-recurring charge in the third quarter of 1996 of $4.2 million paid to the holders of EHC preferred stock in connection with the acquisition of EHC by ARS. The increase in interest expense for the nine months ended September 30, 1997 was attributable to the use of debt financing to fund the cash portion of the purchase prices of the Acquired Businesses and the issuance by ARS on April 2, 1997 of the 7 1/4% Notes, partially offset by the effect of the third-quarter 1996 non-recurring charge relating to the EHC preferred stock as described above.

     Interest income and other, net increased $0.1 million and $0.5 million for the three and nine months ended September 30, 1997. The increase was primarily attributable to (i) gains realized on the non-recurring sale of excess vehicles and equipment and (ii) rental income earned on property held by the Company and leased to third parties.

     The effective tax rate for the nine months ended September 30, 1997 was 43.3%, representing management's estimate of the effective tax rate for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1997, net cash used in operating activities was $4.9 million, which was primarily attributable to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities since December 31, 1996. The increase in accounts receivable related primarily to (i) the additional accounts receivable acquired through the acquired companies and (ii) the seasonal nature of the Company's operations, which generally results in increased levels of services provided in the second and third quarters as compared to the first and fourth quarters. The decrease in current liabilities during the nine months ended September 30, 1997 resulted primarily from the conformity of the accounts payable of the businesses acquired with the Company's accounts payable policy, which mandates prompt payment to achieve vendor discounts and uniform timing for payments. Also during the nine months ended September 30, 1997, capital expenditures totaled $7.8 million and net borrowings of debt amounted to $49.4 million. The Company anticipates capital expenditures (exclusive of acquisitions) of approximately $2.0 million during the remainder of 1997, primarily for computer systems, leasehold improvements and furniture and fixtures. The Company believes its cash flow from operations and the borrowings available under its revolving credit facility will be sufficient to support its ongoing operations and anticipated capital expenditures for the remainder of 1997.

     On March 3, 1997, the Company increased the size of its Credit Facility from $55.0 million to $100.0 million. Borrowings under the Credit Facility may be used for general corporate purposes, including the funding of any cash paid in connection with acquisitions, refinancing indebtedness of businesses acquired, capital expenditures and working capital. Loans under the Credit Facility bear interest at a designated variable base rate plus a margin ranging from 0 to 50 basis points, depending on the ratio of the Company's interest-bearing debt to its trailing 12-month earnings before interest, taxes, depreciation and amortization. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 200 basis points, depending on the same ratio. The margin is reset on a quarterly basis and also may be reset on the closing of an acquisition involving cash consideration in excess of $5.0 million or upon a principal repayment in excess of $5.0 million. Commitment fees of 30 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility has a $5.0 million sublimit for standby letters of credit. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), does not permit the Company to incur or assume other indebtedness (other than approved subordinated indebtedness) in excess of any amount equal to 5% of its consolidated net worth and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and the Company has pledged the stock of its operating subsidiaries as collateral for its obligations under the Credit Facility. At September 30, 1997, the Company's outstanding borrowings under the Credit Facility were $59.0 million, bearing interest at a weighted average rate of 7.02%. As of November 13, 1997, the Company had outstanding borrowings under the Credit Facility in the amount of $75.9 million, bearing interest at a weighted average rate of 7.19%. The higher weighted average rate of interest at November 13, 1997, as compared to September 30, 1997, is attributable to a higher proportion of borrowings on November 13, 1997 at the base rate. The Company is currently negotiating an increase in the size of the Credit Facility.

     On April 2, 1997, ARS sold $55.0 million aggregate principal amount of its 7 1/4% Notes. These notes are unsecured obligations of ARS and are convertible into an aggregate of 2,156,863 shares of Common Stock of the Company at a conversion price of $25.50 per share, subject to adjustment in certain events. ARS used substantially all the net proceeds from its sale of the 7 1/4% Notes to repay indebtedness outstanding under the Credit Facility.

     In January 1997, ARS registered 5,000,000 shares of its Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a shelf registration statement on Form S-4, for issuance from time to time in connection with acquisitions. In July 1997, ARS registered an additional 10,000,000 shares of Common Stock and $100.0 million aggregate principal amount of convertible subordinated debt securities (the "Convertible Debt Securities") under the Securities Act pursuant to a shelf registration statement on Form S-4, also for issuance from time to time in connection with acquisitions. ARS is currently authorized pursuant to its Credit Facility to issue up to $25.0 million aggregate principal amount of Convertible Senior Subordinated Notes, Series A (the "Series A Notes") (representing a series of the Convertible Debt Securities), maturing April 15, 2004. Certain terms of the Series A Notes, including the interest rate and the conversion price, will be determined by ARS in connection with the acquisitions for which such notes are issued.

     In 1997 (through September 30), the Company acquired 59 businesses for an aggregate consideration of $42.2 million in cash, 4,740,524 shares of Common Stock and a promissory note in the principal amount of

$1.8 million. From September 30, 1997 to the date of filing of this Report, the Company acquired an additional seven businesses for an aggregate consideration of $5.6 million in cash and 115,553 shares of Common Stock. All shares of Common Stock issued for the acquisitions during 1997 were issued under ARS's shelf registration statements. Funding of the cash portion of the purchase prices and repayment of indebtedness assumed in connection with those acquisitions was provided by funds from operations and borrowings under the Credit Facility.

     The Company intends to continue to pursue attractive acquisition opportunities of both residential services and commercial maintenance services businesses; however, the timing, size or success of any acquisitions effort and the associated potential capital commitments are unpredictable. The Company has recently revised its criteria used to select acquisition candidates to focus on larger companies and to involve its operations personnel in the integration planning for acquisitions at an earlier stage in the process than they were previously. Due to these revisions, the Company anticipates that contributions to operating results from acquisitions in the fourth quarter of 1997 will be less than would have been the case had these revisions not been made. The Company expects to fund future acquisitions primarily through a combination of Common Stock, working capital, cash flow from operations and borrowings, including the unborrowed portion of the Credit Facility, issuances of the Convertible Debt Securities and the possible public or private sale of additional debt or equity securities.

     The Company expects that certain costs associated with the settlement of employment agreements with the Company's former chief executive officer and another officer of the Company will result in a one-time charge to earnings of approximately $1.7 million in the fourth quarter of 1997.

SEASONALITY AND FLUCTUATIONS IN OPERATIONS RESULTS

     The Company has experienced, and expects that it will in the future experience, quarterly fluctuations in revenues, operating income and cash flows as a result of changes in weather conditions. Except for certain areas of the southern United States, the demand for new residential installations is lower in the winter months because new construction activity is lower as a result of colder weather (although the Company expects that such reduction in demand may be partially offset by increases in the demand for commercial replacement services generally experienced in the winter months). Demand for heating, ventilation and air conditioning services is generally higher in the second and third quarters. In addition to the effects of seasonality, the Company's quarterly results may fluctuate as a result of a number of other factors, including the timing of acquisitions and the cyclical nature of the homebuilding industry, which will influence the levels of housing starts from time to time in the markets in which the Company engages in new residential installation services and affect the Company's ability to maintain or increase revenues from those services. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of the results to be expected for a full year.

                      AMERICAN RESIDENTIAL SERVICES, INC.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          *2.1           -- Agreement and Plan of Reorganization dated as of June 13,
                            1996 to which American Residential Services, Inc. ("ARS")
                            and Climatic Corporation of Vero Beach are parties (Form
                            S-1, Reg. No. 333-06195, Ex. 2.1).
          *2.2           -- Agreement and Plan of Reorganization dated as of June 13,
                            1996 to which ARS and Florida Heating and Air
                            Conditioning, Inc. are parties (Form S-1, Reg. No.
                            333-06195, Ex. 2.2).
          *2.3           -- Agreement and Plan of Reorganization dated as of June 13,
                            1996 to which ARS and Atlas Services, Inc. are parties
                            (Form S-1, Reg. No. 333-06195, Ex. 2.3).
          *2.4           -- Agreement and Plan of Reorganization dated as of June 13,
                            1996 to which ARS and DIAL ONE Meridian and Hoosier, Inc.
                            are parties (Form S-1, Reg. No. 333-06195, Ex. 2.4).
          *2.5           -- Agreement and Plan of Reorganization dated as of June 13,
                            1996 to which ARS and Bullseye Air Conditioning, Inc. are
                            parties (Form S-1, Reg. No. 333-06195, Ex. 2.5).
          *2.6           -- Agreement and Plan of Reorganization dated as of June 13,
                            1996 to which ARS and Florida Heating and Air
                            Conditioning Duct, Inc. are parties (Form S-1, Reg. No.
                            333-06195, Ex. 2.6).
          *2.7           -- Agreement and Plan of Reorganization dated as of June 13,
                            1996 to which ARS and Florida Heating and Air
                            Conditioning Service, Inc. are parties (Form S-1, Reg.
                            No. 333-06195, Ex. 2.7).
          *2.8           -- Agreement and Plan of Reorganization dated as of June 13,
                            1996 to which ARS and General Heating Engineering
                            Company, Inc. are parties (Form S-1, Reg. No. 333-06195,
                            Ex. 2.8).
          *2.9           -- Agreement and Plan of Reorganization dated as of June 13,
                            1996 to which ARS and Enterprises Holding Company ("EHC")
                            are parties (Form S-1, Reg. No. 333-06195, Ex. 2.9).
          *2.10          -- Form of Uniform Provisions for the Acquisition of
                            Founding Companies (Form S-1, Reg. No. 333-06195, Ex.
                            2.10).
          *2.11          -- Agreement and Plan of Reorganization dated as of December
                            11, 1996 to which ARS and Metro Heating and Air
                            Conditioning, Inc. are parties (Form S-4, Reg. No.
                            333-18623, Ex. 2.11).
          *3.1           -- Restated Certificate of Incorporation of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 3.1).
          *3.2           -- Bylaws of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.2).
          *3.3           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock (Form S-1, Reg. No.
                            333-06195, Ex. 3.3).
          *4.1           -- Form of Certificate representing Common Stock (Form S-1,
                            Reg. No. 333-06195, Ex. 4.1).
          *4.2           -- Rights Agreement of ARS, including form of Rights
                            Certificate as Exhibit B thereto (Form S-8, Reg. No.
                            333-13299, Ex. 4.4).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          *4.3           -- Registration Rights Agreement among ARS and the
                            stockholders listed on the signature pages thereto (Form
                            S-1, Reg. No. 333-06195, Ex. 4.3).
          *4.4           -- Stock Registration Agreement dated as of March 6, 1996
                            between ARS and Equus II Incorporated (Form S-1, Reg. No.
                            333-06195, Ex. 4.4).
          *4.5           -- Stock Piggyback Registration Agreement dated as of March
                            19, 1996 between EHC and NationsBank of Texas, N.A.
                            ("NationsBank") (Form S-1, Reg. No. 333-06195, Ex. 4.5).
          *4.6           -- Revolving Loan Agreement dated March 3, 1997 among ARS,
                            NationsBank and the other parties designated therein
                            (Form 10-K for 1996, File No. 1-11849, Ex. 4.6).
          *4.7           -- First Amendment to Revolving Loan Agreement dated March
                            24, 1997, among ARS, NationsBank and the other parties
                            designated therein (Form 10-K for 1996, File No. 1-11849,
                            Ex. 4.7).
          *4.8           -- Second Amendment to Revolving Loan Agreement dated as of
                            June 30, 1997, among ARS, NationsBank and the other
                            parties designated therein (Form 10-Q for the period
                            ended June 30, 1997, File No. 1-11849, Ex. 4.8).
          *4.9           -- Indenture dated as of April 1, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            $55,000,000 aggregate principal amount of 7 1/4%
                            Convertible Subordinated Notes due 2004 of ARS (Form S-4,
                            Reg. No. 333-18623, Ex. 4.8).
          *4.10          -- Registration Rights Agreement dated as of April 1, 1997 between ARS and Smith Barney Inc., Goldman, Sachs & Co.
                            and Montgomery Securities (Form S-4, Reg. No. 333-18623,
                            Ex. 4.9).
          *4.11          -- Indenture dated as of July 31, 1997, between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to
                            Convertible Subordinated Debt Securities of ARS (Form
                            10-Q for the period ended June 30, 1997, File 1-11849,
                            Ex. 4.11).
                         -- ARS and certain of its subsidiaries are parties to
                            certain debt instruments under which the total amount of
                            its securities authorized does not exceed 10% of the
                            total assets of ARS and its subsidiaries on a
                            consolidated basis. Pursuant to paragraph 4(iii)(A) of
                            Item 601(b) of Regulation S-K, ARS agrees to furnish a
                            copy of such instruments to the Commission upon request.
          27.1           -- Financial Data Schedule.

---------------

* Incorporated by reference.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, American Residential Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN RESIDENTIAL SERVICES, INC.

                                          By:  /s/ HARRY O. NICODEMUS, IV
                                            ------------------------------------
                                                   Harry O. Nicodemus, IV
                                                   Senior Vice President
                                                (Chief Financial Officer and
                                                 Chief Accounting Officer)

Dated: November 14, 1997

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
    *2.1     -- Agreement and Plan of Reorganization dated as of June 13,
                1996 to which American Residential Services, Inc. ("ARS")
                and Climatic Corporation of Vero Beach are parties (Form
                S-1, Reg. No. 333-06195, Ex. 2.1).
    *2.2     -- Agreement and Plan of Reorganization dated as of June 13,
                1996 to which ARS and Florida Heating and Air
                Conditioning, Inc. are parties (Form S-1, Reg. No.
                333-06195, Ex. 2.2).
    *2.3     -- Agreement and Plan of Reorganization dated as of June 13,
                1996 to which ARS and Atlas Services, Inc. are parties
                (Form S-1, Reg. No. 333-06195, Ex. 2.3).
    *2.4     -- Agreement and Plan of Reorganization dated as of June 13,
                1996 to which ARS and DIAL ONE Meridian and Hoosier, Inc.
                are parties (Form S-1, Reg. No. 333-06195, Ex. 2.4).
    *2.5     -- Agreement and Plan of Reorganization dated as of June 13,
                1996 to which ARS and Bullseye Air Conditioning, Inc. are
                parties (Form S-1, Reg. No. 333-06195, Ex. 2.5).
    *2.6     -- Agreement and Plan of Reorganization dated as of June 13,
                1996 to which ARS and Florida Heating and Air
                Conditioning Duct, Inc. are parties (Form S-1, Reg. No.
                333-06195, Ex. 2.6).
    *2.7     -- Agreement and Plan of Reorganization dated as of June 13,
                1996 to which ARS and Florida Heating and Air
                Conditioning Service, Inc. are parties (Form S-1, Reg.
                No. 333-06195, Ex. 2.7).
    *2.8     -- Agreement and Plan of Reorganization dated as of June 13,
                1996 to which ARS and General Heating Engineering
                Company, Inc. are parties (Form S-1, Reg. No. 333-06195,
                Ex. 2.8).
    *2.9     -- Agreement and Plan of Reorganization dated as of June 13,
                1996 to which ARS and Enterprises Holding Company ("EHC")
                are parties (Form S-1, Reg. No. 333-06195, Ex. 2.9).
    *2.10    -- Form of Uniform Provisions for the Acquisition of
                Founding Companies (Form S-1, Reg. No. 333-06195, Ex.
                2.10).
    *2.11    -- Agreement and Plan of Reorganization dated as of December
                11, 1996 to which ARS and Metro Heating and Air
                Conditioning, Inc. are parties (Form S-4, Reg. No.
                333-18623, Ex. 2.11).
    *3.1     -- Restated Certificate of Incorporation of ARS (Form S-1,
                Reg. No. 333-06195, Ex. 3.1).
    *3.2     -- Bylaws of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.2).
    *3.3     -- Certificate of Designation of Series A Junior
                Participating Preferred Stock (Form S-1, Reg. No.
                333-06195, Ex. 3.3).
    *4.1     -- Form of Certificate representing Common Stock (Form S-1,
                Reg. No. 333-06195, Ex. 4.1).
    *4.2     -- Rights Agreement of ARS, including form of Rights
                Certificate as Exhibit B thereto (Form S-8, Reg. No.
                333-13299, Ex. 4.4).
    *4.3     -- Registration Rights Agreement among ARS and the
                stockholders listed on the signature pages thereto (Form
                S-1, Reg. No. 333-06195, Ex. 4.3).
    *4.4     -- Stock Registration Agreement dated as of March 6, 1996
                between ARS and Equus II Incorporated (Form S-1, Reg. No.
                333-06195, Ex. 4.4).

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
    *4.5     -- Stock Piggyback Registration Agreement dated as of March
                19, 1996 between EHC and NationsBank of Texas, N.A.
                ("NationsBank") (Form S-1, Reg. No. 333-06195, Ex. 4.5).
    *4.6     -- Revolving Loan Agreement dated March 3, 1997 among ARS,
                NationsBank and the other parties designated therein
                (Form 10-K for 1996, File No. 1-11849, Ex. 4.6).
    *4.7     -- First Amendment to Revolving Loan Agreement dated March
                24, 1997, among ARS, NationsBank and the other parties
                designated therein (Form 10-K for 1996, File No. 1-11849,
                Ex. 4.7).
    *4.8     -- Second Amendment to Revolving Loan Agreement dated as of
                June 30, 1997, among ARS, NationsBank and the other
                parties designated therein (Form 10-Q for the period
                ended June 30, 1997, File No. 1-11849, Ex. 4.8).
    *4.9     -- Indenture dated as of April 1, 1997 between ARS and U.S.
                Trust Company of Texas, N.A., as Trustee, relating to the
                $55,000,000 aggregate principal amount of 7 1/4%
                Convertible Subordinated Notes due 2004 of ARS (Form S-4,
                Reg. No. 333-18623, Ex. 4.8).
    *4.10    -- Registration Rights Agreement dated as of April 1, 1997 between ARS and Smith Barney Inc., Goldman, Sachs & Co.
                and Montgomery Securities (Form S-4, Reg. No. 333-18623,
                Ex. 4.9).
    *4.11    -- Indenture dated as of July 31, 1997, between ARS and U.S.
                Trust Company of Texas, N.A., as Trustee, relating to
                Convertible Subordinated Debt Securities of ARS (Form
                10-Q for the period ended June 30, 1997, File 1-11849,
                Ex. 4.11).
             -- ARS and certain of its subsidiaries are parties to
                certain debt instruments under which the total amount of
                its securities authorized does not exceed 10% of the
                total assets of ARS and its subsidiaries on a
                consolidated basis. Pursuant to paragraph 4(iii)(A) of
                Item 601(b) of Regulation S-K, ARS agrees to furnish a
                copy of such instruments to the Commission upon request.
    27.1     -- Financial Data Schedule.

---------------

* Incorporated by reference.