Form 10-K405
period 1997-12-31
AMERICAN RESIDENTIAL SERVICES INC
filed 1998-03-31
CIK 1014187

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(Mark one)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO.: 1-11849

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

                                 (713) 599-0100
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
    Common Stock, par value $.001 per share                  New York Stock Exchange
       Rights to Purchase Series A Junior                    New York Stock Exchange
         Participating Preferred Stock

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 30, 1998, there were 15,384,400 shares of common stock, par value $.001 per share, of the Registrant issued and outstanding, 12,561,831 of which, having an aggregate market value of $120,907,623, based on the closing price per share of the common stock of the Registrant reported on the New York Stock Exchange on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the Registrant's 1998 Annual Stockholders Meeting are incorporated by reference into Part III of this report.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS....................................................    1
          General.....................................................    1
          Industry Overview...........................................    1
          Business Strategy...........................................    1
          Residential Services........................................    3
          Commercial Maintenance Services.............................    4
          Operations..................................................    4
          Sales and Marketing.........................................    5
          Hiring, Training and Safety.................................    5
          Intellectual Property.......................................    6
          Employees...................................................    6
          Sources of Supply...........................................    6
          Seasonality and Weather.....................................    6
          Competition.................................................    6
          Governmental Regulation and Environmental Matters...........    7
          Factors That May Affect Future Results......................    8
          Executive Officers..........................................   10
ITEM 2.   PROPERTIES..................................................   12
ITEM 3.   LEGAL PROCEEDINGS...........................................   12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................   12
ITEM 6.   SELECTED FINANCIAL DATA.....................................   13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND
            RESULTS OF OPERATIONS.....................................   14
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   21
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND
            FINANCIAL DISCLOSURE......................................   41

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   41
ITEM 11.  EXECUTIVE COMPENSATION......................................   41
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................   41
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   41

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.......................................................   41

                                       (i)

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     American Residential Services, Inc. ("ARS" and, collectively with its subsidiaries, the "Company") is a leading national provider of (i) comprehensive maintenance, repair and replacement services for heating, ventilating and air conditioning ("HVAC"), plumbing, electrical, indoor air quality and other systems and major home appliances in homes and small commercial buildings (collectively, "residential maintenance services") and (ii) new installations of those systems in homes and small commercial facilities under construction ("new residential installation services" and, together with residential maintenance services, "residential services"). Through its wholly owned subsidiary, American Mechanical Services ("AMS"), ARS also provides comprehensive maintenance, repair, replacement, reconfiguration and monitoring services for HVAC, plumbing and electrical systems and controls in existing large commercial, industrial and institutional facilities such as office buildings, health care facilities, educational facilities and retail centers (collectively, "commercial maintenance services"). The Company currently has operations in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Nebraska, Nevada, North Carolina, Oklahoma, Pennsylvania, South Carolina, Texas, Virginia and the Washington, D.C. metropolitan area.

     To achieve its goal of becoming the leading national provider of residential services and commercial maintenance services, the Company has undertaken an aggressive acquisition program and is implementing a national operating strategy designed to increase internal growth and capitalize on cost efficiencies. In September 1996, ARS acquired seven residential services businesses (together with the common parent of two of those businesses, the "Founding Companies") in separate transactions simultaneously with the closing of ARS's initial public offering (the "IPO") of its common stock (the "Common Stock"). Since then and through December 31, 1997, the Company acquired an additional 80 businesses providing either or both residential services and commercial maintenance services (collectively with the Founding Companies, the "Acquired Businesses").

     The Company's principal executive offices are located at Post Oak Tower, Suite 725, 5051 Westheimer Road, Houston, Texas 77056-5604, and its telephone number at that address is (713) 599-0100. ARS is a Delaware corporation incorporated in 1995.

INDUSTRY OVERVIEW

     The Company believes the residential and commercial HVAC, plumbing and electrical industries in the United States represent an annual market in excess of $60 billion, of which residential maintenance services and commercial maintenance services each account for in excess of $25 billion. It estimates this market is served by over 50,000 companies, consisting predominantly of small, owner-operated businesses operating in single local geographic areas and providing a limited range of services. It also believes the majority of owners in its industry have limited access to adequate capital for modernization, training and expansion and limited opportunities for liquidity in their businesses.

     The Company believes significant opportunities are available to a well-capitalized, national company employing professionally trained, customer-oriented service personnel and providing a full complement of high-quality residential services and commercial maintenance services. It also believes the highly fragmented nature of its industry will provide it with significant opportunities to consolidate the capabilities and resources of a large number of existing residential services and commercial maintenance services businesses.

BUSINESS STRATEGY

     To enhance its market position as a leading national provider of residential services and commercial maintenance services, the Company emphasizes growth through acquisitions and continues to implement a national operating strategy directed toward enhancing internal revenue growth and profitability and achieve cost efficiencies.

     Acquisition Strategy. The Company has implemented an aggressive acquisition program that targets large metropolitan and high-growth suburban areas with attractive demographics. The Company's acquisition strategy involves entering new geographic markets and expanding within existing markets for residential services and commercial maintenance services. Given the large size and fragmentation of its industry, the Company believes there are numerous potential acquisition candidates both in the markets currently served by the Company and in other target markets. The Company also believes it can leverage its experience and success in developing a leading market position in the residential services business to capitalize on consolidation opportunities in the commercial maintenance services business.

     In new markets, the Company targets for acquisition one or more leading local or regional residential services or commercial maintenance services businesses. These businesses are typically run by successful entrepreneurs whom the Company endeavors to retain and are of sufficient size to provide the basis for future expansion in their markets. Once the Company has entered a market, it generally seeks to acquire other residential services or commercial maintenance services providers to expand its share of that market and increase the range of services offered in that market. Some of the businesses acquired within existing markets are large enough to warrant their own operating and management structure, while other "tuck-in" acquisitions are small enough to be folded into existing operations without significantly increasing the Company's infrastructure.

     The Company expects acquisition candidates to demonstrate potential for revenue growth and profitability. It also evaluates certain qualitative characteristics of acquisition candidates, including their reputations in their respective geographic regions, the size and other characteristics of customer bases, the quality and experience levels of operating management and service personnel, the amount, type and condition of their equipment and facilities and their operating histories. For example, the Company has acquired each of the winners of Contracting Business magazine's Residential Contractor of the Year Award for 1995, 1996 and 1997. The Company believes numerous acquisition candidates meet its acquisition criteria.

     The consideration for each acquisition varies on a case-by-case basis, with the major factors being historical operating results, the future prospects of the business to be acquired and the ability of that business to complement the services offered by the Company. The Company may use various combinations of its Common Stock, cash and debt securities as consideration for acquisitions. See "Factors That May Affect Future Results" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Since the IPO and the acquisitions of the Founding Companies and through December 31, 1997, the Company has acquired 80 businesses, including 67 acquired in 1997, which provide residential services, commercial maintenance services or both. The Company has analyzed various data pertaining to its industry and believes it is well-positioned to continue its acquisition program. On the basis of the Company's experience in connection with the acquisitions of the Acquired Businesses, the Company believes its operating management will be instrumental in identifying and completing future acquisitions. Several of these executives have had leadership roles in both national and regional trade associations and have become personally acquainted with other owners of residential services and commercial maintenance services businesses across the country. The Company believes that the visibility of these individuals within these associations will increase the industry's awareness of the Company and its acquisition program, thereby attracting interest from owners of other residential services and commercial maintenance services businesses. The timing, size and success of the Company's acquisition efforts and the associated potential capital commitments, however, cannot be readily predicted.

     The Company's acquisition strategy presents numerous risks, any of which could have a material adverse effect on the Company's business and financial performance, and the success of that strategy depends on the extent to which it is able to acquire, successfully integrate and profitably manage additional businesses. See "Factors That May Affect Future Results." In late 1997, the Company adjusted its acquisition strategy with greater emphasis on strategic acquisition candidates and less emphasis on tuck-ins. It also increasingly makes part of the acquisition consideration contingent on the acquired business achieving certain post-closing operating objectives. The Company may continue to adjust its acquisition strategy in the future.

     National Operating Strategy. The Company's national operating strategy employs "best practices" throughout its operations to increase internal growth and profitability through enhanced operations and the achievement of cost efficiencies. For example, the Company provides its 24-hour emergency service at substantially all its locations, and the Company's residential services operations monitor service-call quality by attempting to contact each of its service customers promptly following a service call. In addition, the Company has developed a national training program to improve and keep current the technical, selling and customer-relations skills of its service technicians. Management believes these practices will enable the Company to provide superior customer service and maximize sales opportunities. This service-oriented strategy also will allow the Company to reinforce its brand image at the local level while fostering its long-term efforts to develop a national brand name.

     Another focus of the Company's national operating strategy is the reduction of total operating expenses through the elimination of duplicative administrative functions and facilities in tuck-in acquisitions and the consolidation of certain functions performed separately by each business prior to its acquisition. In addition, the Company has implemented programs to reduce costs (as a percentage of revenues) compared to those of individual acquired businesses in such areas as: the purchase of HVAC equipment for installation or resale, service vehicles, parts and tools, vehicle and equipment maintenance, financing arrangements, employee benefits and insurance and bonding.

     Various factors may affect the extent to which the Company's internal growth strategies will be successful. See "Factors That May Affect Future Results."

RESIDENTIAL SERVICES

     The Company provides a variety of residential maintenance services for HVAC, plumbing, electrical, indoor air quality and other systems and major home appliances in homes and small commercial buildings. It also installs these systems in new homes and small commercial buildings under construction. An important element of the Company's growth strategy is to increase the range of residential services, particularly the residential maintenance services it provides, in each geographic market through acquisitions and internally generated growth. Its residential maintenance services include: checkups, cleaning, repair and replacement of HVAC systems and associated parts; maintenance, repair and replacement of electrical switches, outlets, lines, panels and fixtures; repair and replacement of bathroom fixtures, water filters and water heaters; cleaning, repair and replacement of pipes, sewer lines and residential sanitary systems; and maintenance, repair and replacement of other residential systems and appliances. In connection with its repair and replacement services, the Company sells on a retail basis a wide range of HVAC, plumbing, electrical and other equipment, including complete HVAC systems and a variety of HVAC, plumbing and electrical parts and system components. As a subcontractor to builders, the Company installs complete central HVAC systems, electrical systems, plumbing systems and other systems in newly constructed homes and small commercial buildings.

     The Company currently provides residential services in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Nebraska, Nevada, North Carolina, Oklahoma, Pennsylvania, South Carolina, Texas, Virginia and the Washington, D.C. metropolitan area.

     The Company believes its residential maintenance services business generally benefits from its new residential installation services operations as a result of (i) the significant volume of purchases of HVAC systems for its installation services and (ii) the addition of new customer and equipment information in the Company's marketing database. New installation services also provide the Company with cooperative advertising credits from certain HVAC system manufacturers, which it uses to promote its services for existing residential HVAC systems. Through leveraging these benefits, acquiring additional businesses and internal development, the Company intends to emphasize the growth of its higher-margin residential maintenance services business.

     The extent to which the Company is able to maintain or increase revenues from new residential installation services for homebuilders depends on the levels of housing starts from time to time in the markets in which it operates and reflects the cyclical nature of the homebuilding industry. That industry is affected significantly by changes in general and local economic conditions, such as employment and income levels, the availability and cost of financing for home buyers, consumer confidence and housing demand. Downturns in the levels of housing starts in the areas in which the Company operates could have a material adverse effect on its results of operations.

COMMERCIAL MAINTENANCE SERVICES

     Another important element of the Company's growth strategy is further expansion into the commercial maintenance services market to provide services for existing large commercial, industrial and institutional facilities such as office buildings, health care facilities, educational facilities and retail centers. The Company currently provides commercial maintenance services through AMS in Arizona, California, Colorado, Indiana, Maryland, Texas, Virginia and the Washington, D.C. metropolitan area. Through AMS, the Company plans to acquire additional businesses in the commercial maintenance services market and enter into long-term maintenance agreements for the types of facilities described above. The Company intends to offer various commercial maintenance service capabilities, including refrigerant retrofit capabilities, building automation services, remote monitoring, electrical services and the design and building of retrofit capabilities for major facility expansion or renovation projects.

     The extent to which the Company is able to maintain or increase revenues from its commercial maintenance services is affected generally by building occupancy rates and expansion or renovation activities in the markets in which it operates.

OPERATIONS

     The Company operates on a decentralized basis, with its operations organized into seven geographic regions for its residential services operations and two geographic regions for its commercial maintenance services operations. A regional vice president, a regional controller and other support staff oversee the operations within each region, and management of each operating location is responsible for its day-to-day operations, profitability and growth. Local management is provided support through the Company's marketing and advertising strategies and programs. The Company's regional and executive management personnel coordinate the sharing among operating locations of financial resources for improved systems and expansion of services, training programs, financial controls, purchasing information and operating expertise to improve productivity, lower operating costs and improve customer satisfaction to stimulate internal growth. The Company requires adherence to its training, safety, customer-satisfaction, accounting and internal control policies throughout its operations.

     Local operations centers coordinate the Company's provision of services. They process orders, arrange service calls, ensure timely delivery of required repair parts or new equipment, communicate with customers and service technicians and invoice customers. Service personnel work out of service vehicles equipped with an inventory of equipment and commonly required tools, parts and supplies needed to complete a variety of jobs. They perform services under maintenance and service contracts and in response to requests for emergency or other services not under contract. The Company generally requires payment for residential maintenance services at the time the services are provided, except in the case of certain well-established customers or services under a service contract. In its commercial maintenance operations, the Company generally offers thirty-day payment terms for services provided.

     The Company provides its new residential installation services generally to builders of new homes and small commercial facilities. Its new residential installation personnel analyze the architectural plans or mechanical drawings for the home or facility to be constructed to determine the labor, materials and equipment type and size required for installing the system specified, price the job and either bid for or negotiate the written contract for the job. The Company coordinates its installation work, including ordering and delivery of necessary equipment and supplies, with the builder's construction schedule. It often obtains interim payments to cover its labor and materials costs on large installation projects.

     Except for the air ducts that the Company fabricates for HVAC system installations and replacements, the Company purchases substantially all the equipment and component parts it sells or installs from original equipment manufacturers ("OEMs") and other distributors. As a part of its efforts to achieve efficiencies in its purchasing of equipment and other supplies, the Company is reducing the number of OEMs and distributors from which it obtains those supplies. The Company is not, however, materially dependent on any one of these outside sources. See "Sources of Supply."

SALES AND MARKETING

     The Company advertises its residential maintenance services through various advertising programs, which have used mailouts, yellow pages, newspapers, radio and television to promote the services offered under the trade names or service marks of the Acquired Businesses. These advertising programs have been effective in creating name recognition and customer identification with the Acquired Businesses for the quality of the services they offer in their local areas. The Company currently continues to utilize the trade names and service marks of these businesses in its advertising and promotional materials in their local areas, but intends over a period of years to promote and establish the Company's name and service marks nationally.

     The Company also views its existing service contracts as an important way of retaining its customer base. The Company has several general types of service contracts: "maintenance and repair" contracts whereby it maintains and repairs selected residential systems for a period of time for a fixed fee and "maintenance only" or "repair only" contracts whereby it makes periodic inspections of these systems and provides certain preventative maintenance for a period of time for a fixed fee. The Company believes that such service contracts provide the Company with flexibility in determining the timing for delivery of its services, thereby generating greater stability in the level of demand for services throughout different seasons of the year. See "Seasonality and Weather." Certain states regulate the provision of services under residential services warranty contracts. See "Governmental Regulation and Environmental Matters."

     In its new residential installation services operations, the Company focuses on cultivating long-term relationships with its national, regional and local home builder and general contractor customers. These marketing efforts primarily involve direct sales contacts emphasizing the Company's quality of services and reliability. In addition, the Company applies labels with its name and phone number to newly installed equipment and times direct telemarketing sales efforts for service contracts to coincide with the expiration of manufacturer warranties on Company installed equipment. The Company believes these measures will lead to residential maintenance business.

     The Company's sales efforts in its commercial maintenance services operations focus on developing and maintaining long-term relationships with its customers, such as building owners, developers, facilities managers, school districts and federal and state governments. These efforts primarily involve direct contact with customers, through a dedicated sales force at many locations, and emphasize the benefits and potential reduced costs associated with the Company's commercial maintenance services. The Company also promotes maintenance and service contracts on equipment that it has installed or retrofitted.

     Through Maio Marketing, Inc. ("Maio"), acquired by the Company in 1997, the Company also provides training, products and related services to residential services businesses across the United States. Maio conducts seminars for business owners and technical personnel, covering areas such as advertising, marketing and pricing strategies.

     The Company has numerous customers. No single customer accounted for more than 10% of its revenues during 1997.

HIRING, TRAINING AND SAFETY

     The Company seeks to ensure through its hiring procedures and continuous training programs that all its service personnel meet its own and all other applicable safety standards. It reviews prospective permanent service personnel to ensure they are trained competently in their trades, know the Company's procedures and customer-satisfaction standards, possess the required trade licenses and have acceptable driving records.

     The Company has developed continuous training programs to provide initial, refresher and upgrade training to trainees, apprentices and service and installation personnel. The Company's senior master plumbers, electricians, HVAC service personnel and safety supervisors typically present these programs. For example, in Houston, the Company operates a large classroom and training facility incorporating "hands on" training stations where service personnel, apprentices and new trainees can work on functioning HVAC, plumbing, electrical and other systems under the supervision of skilled tradesmen. A safety supervisor at this facility works with operating management to observe and evaluate safety procedures in an effort to constantly improve the effectiveness of the Company's safety programs.

INTELLECTUAL PROPERTY

     The Company owns various trademarks, service marks and trade names it uses in its local operations, advertising and promotions. The Company anticipates that, for the foreseeable future, the Acquired Businesses and most other additional businesses it subsequently acquires will continue to use their respective trade names and service marks in their local areas. The Company intends over time to have its operations identified by the ARS or AMS name and logos and has implemented certain uniform service names and markings for use on its vehicles and in its advertising and promotional materials.

EMPLOYEES

     As of March 30, 1998, the Company had approximately 4,800 employees, of which approximately 200 employees principally engaged in providing commercial maintenance services were members of various unions. The Company believes that a significant percentage of companies providing commercial maintenance services have employees who are members of unions and that as the Company continues to expand into the commercial maintenance services business, the number of union members it employs will increase. The Company has not experienced any strikes or work stoppages and believes its relationship with its employees is good.

SOURCES OF SUPPLY

     The raw materials the Company uses in its operations, such as HVAC system components, sheet metal, electrical components and copper and PVC tubing, are generally available from domestic suppliers at competitive prices. The Company has been able to obtain price savings on certain equipment and raw materials through volume purchases and has not experienced any significant difficulty in obtaining adequate supplies to conduct its operations.

SEASONALITY AND WEATHER

     The Company's residential services and commercial maintenance services operations are subject to different seasonal variations in the different lines of service. Except in certain areas in the southern United States, the demand for new residential installations is lower in the winter months because new construction activity is lower as a result of colder weather (although the Company expects that reduction in demand may be partially offset by increases in the demand for commercial replacement services generally experienced in the winter months). Demand for residential HVAC and commercial maintenance services is generally higher in the second and third quarters. Accordingly, the Company expects its revenues and operating results generally will be lower in its first and fourth quarters. The Company has also experienced, and expects that it will in the future experience, quarterly fluctuations in revenues, operating income and cash flows as a result of changes in weather conditions. As a result of these factors, the results of any quarterly period may not be indicative of results to be expected for a full year. See "Factors That May Affect Future Results."

COMPETITION

     The markets for residential services and commercial maintenance services are highly competitive. See "Factors That May Affect Future Results." The Company believes that the principal competitive factors in these sectors of its industry are (i) timeliness, reliability and quality of services provided, (ii) range of services provided, (iii) market share and visibility, (iv) technical competence of service personnel and (v) price. The Company believes, as a leading national provider of comprehensive residential services and commercial maintenance services, it directly addresses these factors. Quality of service should be enhanced by the implementation and continuous reinforcement of customer-satisfaction policies. The Company's ability to recruit, train and retain highly motivated service personnel to provide quality services should be enhanced by its ability to utilize professionally managed recruiting and training programs. Competitive pricing is possible through the implementation of the cost-saving opportunities that exist across each of the service lines offered and from productivity improvements.

     Most of the Company's competitors are small, owner-operated companies that typically operate in a single local geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to provide their services at lower rates. Moreover, in the residential services market, many homeowners have traditionally relied on individual persons or small repair service firms with whom they have long-established relationships for a variety of home repairs. In addition, in the last few years, other public companies have been formed that offer some of the same residential services that the Company offers in some of the same geographic markets. There are also a number of national retail chains that sell a variety of plumbing fixtures and equipment and HVAC equipment for residential use, and that offer, either directly or through various subcontractors, installation, warranty and repair services. Other companies or trade groups engage in franchising their names and marketing programs in some residential services lines. In the commercial maintenance services market, other public companies are engaged primarily in providing commercial maintenance services in the service lines on which the Company focuses or intends to focus in the future and in some of the same geographic markets, and certain HVAC OEMs also provide commercial maintenance services as a complement to their manufacturing and distribution businesses.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     Various federal, state and local laws and regulations apply to many aspects of the Company's operations, including (i) permitting and licensing requirements applicable to service technicians in their respective trades, (ii) building, HVAC, plumbing and electrical codes and zoning ordinances, (iii) laws and regulations relating to consumer protection, including laws and regulations governing service contracts for residential services, and (iv) laws and regulations relating to worker safety and protection of the environment. The Company believes it has all material permits and licenses required to conduct its operations and is in substantial compliance with applicable regulatory requirements relating to its operations. Failure of the Company to comply with the applicable regulations could result in substantial fines or revocation of the Company's operating permits.

     A large number of state and local regulations governing the residential services and commercial maintenance services trades require various permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all the Company's service technicians who work in the geographic area covered by the permit or license. The Company has implemented a policy to ensure that, where possible, any such permits or licenses that may be material to the Company's operations in a particular geographic region are held by at least two persons in that region.

     Certain states regulate service agreements as contracts of insurance and require providers of these agreements to maintain a license and provide periodic reporting to the applicable regulatory agency. The Company is in the process of securing the applicable licenses for those states in which it plans to offer these kinds of service contracts.

     Numerous federal, state and local environmental laws and regulations, including those governing vehicle emissions and the use and handling of refrigerants, affect the Company's operations. Federal and state environmental laws include statutes intended to allocate the cost of remedying contamination among specifically identified parties. The Company's operations are also subject to the federal Clean Air Act, as amended (the "Clean Air Act"), which governs air emissions and imposes specific requirements on the use and handling of chlorofluorocarbons and certain other refrigerants ("CFCs"). Clean Air Act regulations require the certification of service technicians involved in the service or repair of systems, equipment and appliances containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased the Company's training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended to ultimately eliminate the use of CFCs in the United

States and require alternative refrigerants to be used in replacement HVAC systems. The implementation of the Clean Air Act restrictions has also increased the cost of CFCs in recent years and is expected to continue to increase such costs in the future. As a result, the Company expects the number of conversions of existing HVAC systems that use CFCs to systems using alternative refrigerants to increase.

     The Company's operations in certain geographic regions are subject to laws that may, over the next few years, require specified percentages of vehicles in large vehicle fleets to use "alternative fuels," such as compressed natural gas or propane, and to meet reduced emissions standards. The Company does not believe that the cost of fleet conversion that may be required under current laws will be material. The Company cannot predict to what extent its future operations and earnings may be affected by new regulations or changes in existing regulations relating to vehicle emissions.

     The Company's capital expenditures for property and equipment for environmental control facilities during 1997 were not material. The Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of its future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require the Company to make material additional expenditures.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Report contains statements of management's plans, objectives and expectations and "forward-looking statements" that involve a number of risks, uncertainties and assumptions. No assurance can be given that actual results will not differ materially from these statements as a result of various factors, including the following:

          The ability of the Company to improve its operating results depends on the extent to which its business strategies for growth succeed. No assurance can be given that the Company will not encounter unforeseen costs, delays or impediments in implementing these strategies, that these strategies will produce the benefits management expects or that these strategies will be successful.

          The success of the Company will depend, in part, on the extent to which the Company is able to eliminate the unnecessary duplication of functions among the Acquired Businesses and otherwise integrate the Acquired Businesses and such additional businesses as it may acquire in the future into a cohesive, efficient enterprise.

          The Company's operations depend on the continuing efforts of its executive officers and the senior management of its principal operating subsidiaries, and the Company likely will depend on the senior management of any significant businesses it acquires in the future. The business or prospects of the Company could be affected adversely if any significant number of those persons do not continue in their management roles and the Company is unable to attract and retain qualified replacements.

          The Company's acquisition strategy presents risks that include the possibility of the adverse effect on existing operations of the Company from the diversion of management's attention and resources to acquisitions, the possible loss of acquired customer bases and key service personnel, and the contingent and latent risks associated with the past operations of and other unanticipated problems arising in the acquired businesses. The success of the Company's acquisition strategy will depend on the extent to which it is able to acquire, successfully absorb and profitably manage additional businesses, and no assurance can be given the Company's strategy will succeed or that the Company's business and financial performance will not be materially adversely affected thereby. In this connection, competition for acquisition candidates could cause the cost of acquiring businesses to increase materially. Acquisitions accounted for as purchases may result in substantial annual noncash charges for goodwill and other intangible assets in the Company's consolidated statements of operations, while material acquisitions accounted for as pooling-of-interests transactions will require restatements of the Company's historical financial statements to include the results of the acquired businesses, which could negatively or positively impact those financial statements.

          As consideration for future acquisitions, the Company may use various combinations of its Common Stock, cash, convertible notes or other debt securities. The extent to which it will be able or willing to use Common Stock or debt securities in making future acquisitions will depend on the market value of those securities and the willingness of potential sellers to accept them as full or partial payment. The Company's ability to fund future acquisitions may be limited by the extent to which it is able to raise capital for funding acquisitions, as well as to expand existing operations, through equity or debt financings, and no assurance can be given that the Company will be able to obtain the capital it will need to finance a successful acquisition program and its other cash needs in the future. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

          The factors affecting the Company's ability to generate internal growth include the extent to which it is able to expand the range of services it offers, grow existing customer bases through the development and implementation of cost-effective advertising and other marketing programs and reduce operating and overhead costs of acquired businesses. Factors affecting the ability of the Company to expand services include the extent to which it is able to attract and retain qualified operational management and service and installation personnel and leverage its relationships with existing customers to provide them services they currently obtain from others.

          The markets for residential services and commercial maintenance services are highly competitive and are served principally by small, owner-operated private companies, some of which may have lower overhead cost structures, and may be able to provide their services at lower rates, than the Company. The Company believes (i) the residential services and commercial maintenance services sectors of its industry are subject to rapid consolidation, (ii) currently only a few other public companies are focused on providing residential services in some of the service lines provided by the Company and (iii) only a small number of public companies are engaged primarily in commercial maintenance services in the service lines on which the Company is focusing. Certain of the Company's present and potential competitors have greater financial resources than the Company to finance acquisition and internal growth opportunities and may be willing to pay higher prices than the Company for the same opportunities or to develop their own residential or commercial maintenance services operations. Consequently, the Company may encounter significant competition in its efforts to achieve its growth objectives. See "Competition."

          The Company's residential services and commercial maintenance services operations are subject to different seasonal variations in the different lines of service. The Company has also experienced, and expects that it will in the future experience, quarterly fluctuations in revenues, operating income and cash flows as a result of changes in weather conditions. See "Seasonality and Weather."

          The Company's quarterly results may fluctuate as a result of a number of other factors, including building occupancy rates and the cyclical nature of the homebuilding industry and housing starts, which affect the Company's ability to maintain or increase revenues from its residential services and commercial maintenance services operations. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of the results to be expected for a full year.

EXECUTIVE OFFICERS

     The following table sets forth certain information as of March 15, 1998 concerning each of the executive officers and certain key employees of ARS:

                NAME                 AGE                            POSITION
                ----                 ---                            --------
   Thomas N. Amonett..............   54       President and Chief Executive Officer*
   Howard S. Hoover, Jr...........   59       Chairman of the Board*
   Gorden H. Timmons..............   48       Chief Operating Officer*
   Harry O. Nicodemus, IV.........   50       Senior Vice President, Chief Financial Officer and
                                                Chief Accounting Officer
   John D. Held...................   35       Senior Vice President, General Counsel and Secretary
   Frank N. Menditch..............   46       Senior Vice President, Director of Operations --
                                                Commercial Maintenance Services*
   Elliot Sokolow.................   55       Senior Vice President, Director of Operations --
                                                Residential Services*
   A. Jefferson Walker III........   35       Treasurer
   Michael B. Mamaux..............   32       Controller
   Elliott Ettlinger..............   47       Vice President -- Plumbing Operations
   Terri L. Hardt.................   37       Vice President -- Retail Sales and Service
   Howard C. Menditch.............   45       Vice President -- National Accounts
   Jennifer L. Tweeton............   36       Vice President -- Investor Relations

---------------

* Also serves as a director of the Company.

     Thomas N. Amonett has been President and Chief Executive Officer since November 1997 and a director since September 1996. He served as President and Chief Executive Officer of Weatherford Enterra, Inc. from July 1996 to May 1997. From 1992 to 1996, he served as Chairman of the Board and President of Reunion Resources Company (now known as Reunion Industries, Inc.). Prior thereto, he was Of Counsel with the law firm of Fulbright & Jaworski L.L.P. from 1986 to 1992. He was President and a director of Houston Oil Fields Company from 1982 to 1986. Mr. Amonett also currently serves as a director of ITEQ, Inc., HomeUSA, Inc., PetroCorp Incorporated, Reunion Industries, Inc. and Weatherford Enterra, Inc.

     Howard S. Hoover, Jr. has been Chairman of the Board since November 1995. From 1970 until 1991, Mr. Hoover was employed by Browning-Ferris Industries, Inc. ("BFI"), a waste services company, and served during his tenure as a director and in various management capacities as a member of the Senior Management Committee, Senior Vice President, General Counsel and Secretary. From 1992 until 1995, Mr. Hoover was engaged in various business development and consulting activities.

     Gorden H. Timmons has served as Chief Operating Officer and a director of the Company since September 1996. He founded Atlas Services, Inc., one of the Founding Companies, in 1976 and served as its President until September 1996. Mr. Timmons was a founder of the Charleston Chapter of the Air Conditioning Contractors of America ("ACCA") and is a past president of that Chapter.

     Harry O. Nicodemus, IV has served as Senior Vice President, Chief Financial Officer and Chief Accounting Officer since September 1997. Prior thereto, he served as Vice President, Chief Financial Officer and Chief Accounting Officer of the Company from January 1997. From December 1995 through December 1996, Mr. Nicodemus was Controller of Drilex International, Inc., an oilfield services company. He was Vice President, Controller and Chief Accounting Officer for American Ecology Corporation ("American Ecology"), a waste services company, from February 1993 to December 1995 and a divisional vice president and an assistant controller at BFI from January 1991 to January 1993. Mr. Nicodemus is a Certified Public Accountant.

     John D. Held has been Senior Vice President, General Counsel and Secretary since March 1996. From October 1995 to March 1996, he was an associate at the law firm of Liddell, Sapp, Zivley, Hill and LaBoon,

L.L.P. Mr. Held was Associate General Counsel of American Ecology from 1994 to 1995 and an associate at the law firm of Baker & Botts, L.L.P., prior thereto.

     Frank N. Menditch has been a Senior Vice President since September 1997 and Director of Operations of the Company's commercial maintenance services operations since January 1998. He has also served as a director of the Company since September 1996. He served as Regional Vice President -- Northeast of the Company from June 1997 to January 1998 and Director of the Company's northeast operations from November 1996 to June 1997. Mr. Menditch was President of General Heating & Air Conditioning, Inc. ("General Heating"), one of the Founding Companies, from 1983 to 1997. He is a past president of the National Capitol Chapter of ACCA and of the Metro Washington Heat Pump Association. Mr. Menditch is the brother of Howard C. Menditch.

     Elliot Sokolow has been a Senior Vice President and Director of Operations of the Company's residential services operations since January 1998 and a director since September 1996. He served as Assistant to the Chairman of the Company from June 1997 to January 1998 and as Director of the Company's southeast operations from November 1996 to June 1997. He was a founder of Florida Heating & Air Conditioning, Inc., one of the Founding Companies, in 1970 and served as its President from 1977 until 1997. Mr. Sokolow served as national president of ACCA in 1992 and 1993.

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

     Michael B. Mamaux joined the Company in April 1996 as Controller. From 1995 until April 1996, Mr. Mamaux was an assistant corporate controller at U.S. Delivery Systems, Inc. ("U.S. Delivery"), a national provider of delivery and distribution management services. Prior thereto, he was a Senior Auditor at the public accounting firm of Arthur Andersen LLP. Mr. Mamaux is a Certified Public Accountant.

     Elliott Ettlinger has been Vice President -- Plumbing Operations since March 1998 and has served as the President of Larry Teague & Sons Plumbing, Inc., one of the Acquired Businesses, since its formation in December 1993. Prior thereto, Mr. Ettlinger was Vice President of Indoor Quality Technologies, a company providing HVAC, electrical and plumbing services, from December 1992 to November 1993 and Vice President of The Vitalizers, a residential real estate service company from March 1992 to December 1992. From July 1986 to December 1991, he was a Regional Vice President of Roto-Rooter Services Co. Inc. ("Roto-Rooter"), a national plumbing company. Mr. Ettlinger also served on the board of directors of Roto-Rooter in 1990.

     Terri L. Hardt has been Vice President -- Retail Sales and Service since June 1997. From May 1997 to June 1997, she was Director of Retail Services of the Company. From May 1996 to May 1997, Ms. Hardt was a Division
Manager -- Heating and Cooling Division with Warm Thoughts Communications, Inc., an advertising and marketing firm for the home services industry. From August 1995 to May 1996, she served as a Small Business Consultant with Allison & Associates, a communications consulting firm. From May 1994 to May 1996, Ms. Hardt served as an independent consultant with Business Ventures Corporation, Inc., a management facilitation and consulting firm specializing in HVAC businesses. Prior thereto, she served in various management positions, including President, with Automatic Controls Service, one of the Acquired Businesses.

     Howard C. Menditch has been Vice President -- National Accounts since March 1998. He has also served as Executive Vice President of General Heating since September 1996 and, prior thereto, as Senior Vice President of General Heating from 1974 to September 1996. From September 1997 to March 1998, Mr. Menditch was also responsible for the Company's operations in the Washington, D.C. area and Virginia, Maryland and Pennsylvania. Mr. Menditch is the brother of Frank N. Menditch.

     Jennifer L. Tweeton has been Vice President -- Investor Relations since June 1997. From July 1996 to June 1997, she was Director of Investor Relations for the Company. Prior thereto, she was Vice President of

Special Projects for Infrastructure Services, Inc., an industrial contractor for highway maintenance and repair, from March 1996 to July 1996 and Financial Planning Manager for U.S. Delivery from 1994 to March 1996. From 1990 to 1994, Ms. Tweeton was employed as Financial Planning Manager by Team, Inc., a service provider to the petrochemical industry.

ITEM 2. PROPERTIES.

     The Company's facilities consist principally of offices, garages and maintenance and warehouse facilities. The Company believes its facilities are generally well-maintained and adequate for the Company's existing and planned operations at each operating location.

     The Company owns certain of its facilities and leases the remainder of its facilities under leases with remaining terms ranging from month-to-month (generally in the case of facilities being consolidated with others) to 10 years on terms the Company believes to be commercially reasonable. Certain of these leases are with officers and directors of the Company who were formerly owners of the Acquired Businesses.

     The Company leases its principal executive and administrative offices in Houston, Texas.

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

     The Company maintains various worker safety and quality control programs in an attempt to reduce the risk of potential damage to persons and property. In addition, the Company maintains insurance in such amounts and against such risks as it deems prudent. No assurance can be given that such insurance will be sufficient under all circumstances to protect the Company against significant claims for damages or that the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms. The occurrence of a significant event not fully insured against could materially and adversely affect the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of ARS trades on the New York Stock Exchange (the "NYSE") under the symbol "ARS." As of March 30, 1998, there were 15,384,400 shares of Common Stock outstanding, held by approximately 250 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of the Common Stock.

     The following table sets forth the range of high and low sale prices for the Common Stock on the NYSE (as reported on the Composite Transactions Reporting System) for the periods indicated:

                                                               HIGH      LOW
                                                              ------    ------
Year ended December 31, 1996:
  Third Quarter (September 25 to September 30)..............  $19.62    $16.50
  Fourth Quarter............................................   27.12     16.62
Year ended December 31, 1997:
  First Quarter.............................................   28.50     19.12
  Second Quarter............................................   24.50     17.50
  Third Quarter.............................................   25.37     15.37
  Fourth Quarter............................................   18.81     12.00

     The last reported sale of the Common Stock on the NYSE (as reported on the Composite Transactions Reporting System) on March 30, 1998 was $9.62.

     ARS has never paid or declared any dividends and currently intends to retain earnings to finance the expansion of its business. Any future dividends will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition and performance, cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law and the restrictions the Company's credit facility imposes and the Company's future credit facilities or debt instruments may impose. The Company's credit facility prohibits the payment of dividends (except for dividends payable in Common Stock and certain preferred stock). See "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 7 of the Notes to Consolidated Financial Statements of the Company.

     In April 1997, ARS sold $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes") to Salomon Smith Barney, Inc., Goldman, Sachs & Co. and NationsBanc Montgomery Securities, LLC (the "Initial Purchasers") in reliance on Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act") for resale by the Initial Purchasers to "qualified institutional buyers" (as defined in Securities Act Rule 144A). The initial price to investors totaled $55.0 million, and the discounts and commissions totaled $1.65 million. The 7 1/4% Notes are convertible into an aggregate of 2,156,863 shares of Common Stock, at any time prior to their maturity on April 15, 2004, at a conversion price of $25.50 per share, subject to adjustment in certain events. Subsequent to their issuance, ARS registered the offering and resale of the 7 1/4% Notes and the underlying shares of Common Stock under the Securities Act on behalf of certain holders of the 7 1/4% Notes.

ITEM 6. SELECTED FINANCIAL DATA.

     For financial reporting purposes, Atlas Services, Inc. ("Atlas"), one of the Founding Companies, is presented as the accounting acquiror in all acquisitions by ARS through September 30, 1996, the effective date of the acquisitions of the Founding Companies. From that date to December 31, 1997, the Company acquired 80 businesses, 23 of which were accounted for under the pooling-of-interests method of accounting (the "Pooled Businesses"). The Company's historical financial statements for periods ended on or before September 30, 1996 are the consolidated historical financial statements of Atlas retroactively restated for 15 of the Pooled Businesses (the "Restated Businesses"). The eight remaining Pooled Businesses are not significant to prior historical periods, and their results and the results of the other 57 acquired businesses accounted for under the purchase method of accounting through December 31, 1997 have been included in the consolidated results of the Company beginning on their respective dates of acquisition. As used in this discussion, the

"Company" means (i) Atlas plus the Restated Businesses prior to September 30, 1996 and (ii) ARS and its consolidated subsidiaries on that date and thereafter. The following selected financial information has been derived from the audited financial statements of the Company for each year in the three-year period ended December 31, 1997. The remaining selected financial information has been derived from unaudited financial statements of the Company, which have been prepared on the same basis as the audited financial statements, and in the opinion of the Company, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of that information. The summary financial information below should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Report.

                                                  YEAR ENDED DECEMBER 31
                                     -------------------------------------------------
                                      1993      1994      1995       1996       1997
                                     -------   -------   -------   --------   --------
                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenues.........................  $55,525   $81,125   $97,686   $150,330   $382,518
  Gross profit.....................   13,811    19,938    25,304     41,270    106,293
  Selling, general and
     administrative expenses(1)....   12,236    16,992    19,914     37,632     81,405
  Special charge and other
     costs(2)......................       --        --        --         --     24,194
  Income from operations...........    1,575     2,946     5,390      3,638        694
  Interest expense(1)..............     (353)     (355)     (356)    (5,479)    (7,469)
  Interest income and other
     expense, net..................      316       611       209        609      1,073
  Net income (loss)................  $ 1,226   $ 1,916   $ 3,155   $ (3,035)  $ (4,701)
                                     =======   =======   =======   ========   ========
Basic and diluted net income (loss)
  per share........................  $  0.30   $  0.47   $  0.77   $  (0.48)  $  (0.33)
                                     =======   =======   =======   ========   ========
Shares used in computing net income
  (loss) per share.................    4,085     4,085     4,085      6,277     14,330
                                     =======   =======   =======   ========   ========
BALANCE SHEET DATA:
  Working capital..................  $ 1,864   $ 2,249   $ 1,284   $ 19,175   $ 23,094
  Total assets.....................   16,682    21,854    25,243    211,624    335,313
  Total debt, including current
     portion.......................    4,823     4,882     4,557     56,063    136,371
  Stockholders' equity.............    3,346     4,029     5,479    116,251    134,563

---------------

(1) For the year ended December 31, 1996, includes nonrecurring compensation expense of $3,356 (included in selling, general and administrative expense) and financing fees of $4,818 (included in interest expense) related to the purchase of Enterprises Holding Company ("EHC"), one of the Founding Companies, by ARS. See Note 1 of Notes to Consolidated Financial Statements of the Company.

(2) For the year ended December 31, 1997, special charge and other costs of $24,194 relate to the planned sale or abandonment of certain operating facilities, payroll costs, principally termination and severance costs, related to terminated officers and employees, write-downs relating to the planned sale of the Company's retail appliance business and a loss accrual on future lease commitments, write-off of costs incurred for an enterprise-wide information system and write-off of certain costs of a corporate identity advertising and image campaign that has been discontinued. See Note 2 of Notes to Consolidated Financial Statements of the Company for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto, "Item 6 -- Selected Financial Data" and "Item 1 -- Business -- Factors That May Affect Future Results" in this Report.

INTRODUCTION

     The Company derives its revenues primarily from (i) owners and occupants of homes and small commercial buildings, (ii) builders and developers of new homes, residential developments and small commercial buildings and (iii) owners and managers of large commercial, industrial, educational, institutional and retail facilities and federal and local governments. Cost of services consists primarily of salaries and benefits of service and installation personnel, parts and materials, subcontracted services, depreciation, maintenance, fuel and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits payable to former owners of the businesses acquired and to management and administrative personnel, advertising, office rent and utilities, communications and professional fees.

     ARS, incorporated in October 1995, conducted no operations prior to September 27, 1996 other than in connection with the IPO and the acquisitions of the Founding Companies. Since then and through December 31, 1997, the Company acquired an additional 80 businesses (collectively with the Founding Companies, the "Acquired Businesses"), of which 13 were acquired in the fourth quarter of 1996 (the "1996 Acquisitions") and 67 were acquired in 1997. Each of the Acquired Businesses operated as separate, independent businesses prior to its acquisition by the Company. The integration of the operations and administrative functions of the Acquired Businesses with the Company may present opportunities to reduce costs as a percentage of revenues through the elimination of duplicative functions and through economies of scale, particularly in obtaining additional contracts through shared customer lists and greater volume discounts from material suppliers, but will necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration and facilities expansion. The success of the Company will depend, in part, on the extent to which the Company is able to effectively integrate the Acquired Businesses and the additional businesses that the Company may acquire in the future. In addition, the various costs and possible cost-savings resulting from the integration process may make historical operating results not comparable to, or indicative of, future performance.

     For financial reporting purposes, Atlas is presented as the accounting acquiror in all acquisitions by ARS through September 30, 1996, the effective date of the acquisitions of the Founding Companies for accounting purposes. The Company's historical financial statements for periods ended before September 30, 1996 are the consolidated historical financial statements of Atlas retroactively restated to give effect to the operations of the 15 Restated Businesses accounted for under the pooling-of-interests method of accounting. As used in this discussion, the "Company" means (i) Atlas and the Restated Businesses prior to September 30, 1996 and (ii) ARS and its consolidated subsidiaries on that date and thereafter, and the term "Acquired Businesses" does not include Atlas.

RESULTS OF OPERATIONS

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                YEAR ENDED DECEMBER 31
                                -------------------------------------------------------
                                      1995               1996                1997
                                ----------------   -----------------   ----------------
Revenues......................  $97,686    100.0%  $150,330    100.0%  $382,518   100.0%
Cost of services..............   72,382     74.1    109,060     72.6    276,225    72.2
                                -------   ------   --------   ------   --------   -----
Gross profit..................   25,304     25.9     41,270     27.4    106,293    27.8
Selling, general and
  administrative expenses.....   19,914     20.4     37,632     25.0     81,405    21.3
Special charge and other
  costs.......................       --       --         --       --     24,194     6.3
                                -------   ------   --------   ------   --------   -----
Income from operations........    5,390      5.5      3,638      2.4        694     0.2
Interest expense..............     (356)    (0.4)    (5,479)    (3.6)    (7,469)   (2.0)
Interest income and other
  expense, net................      209      0.2        609      0.4      1,073     0.3
                                -------   ------   --------   ------   --------   -----
Income (loss) from operations
  before income taxes.........    5,243      5.3     (1,232)    (0.8)    (5,702)   (1.5)
Provision (benefit) for income
  taxes.......................    2,088      2.1      1,803      1.2     (1,001)   (0.3)
                                -------   ------   --------   ------   --------   -----
Net income (loss).............  $ 3,155      3.2   $ (3,035)    (2.0)  $ (4,701)   (1.2)
                                =======   ======   ========   ======   ========   =====

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues -- Revenues increased $232.2 million, or 154.5%, from $150.3 million for the year ended December 31, 1996 to $382.5 million for the year ended December 31, 1997. Approximately $219.7 million of the increase in revenues was attributable to the inclusion of revenues from those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates. The remainder of the increase was primarily attributable to increased demand for the Company's services.

     Cost of services -- Cost of services increased $167.1 million, or 153.2%, from $109.1 million for the year ended December 31, 1996 to $276.2 million for the year ended December 31, 1997, reflecting increased costs associated with the higher level of revenues of those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates. Gross profit, as a percentage of revenues, remained relatively consistent at 27.8% for the year ended December 31, 1997, as compared to 27.4% for the year ended December 31, 1996.

     Selling, general and administrative expenses -- Selling, general and administrative expenses increased $43.8 million, or 116.5%, from $37.6 million for the year ended December 31, 1996 to $81.4 million for the year ended December 31, 1997. This increase was primarily attributable to the following: inclusion of selling, general and administrative expenses of those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates and goodwill amortization associated with the purchase acquisitions, coupled with the addition of ARS's corporate personnel and administrative infrastructure. This increase was partially offset by adjustments in 1996 of $3.4 million for nonrecurring compensation expenses related to the acquisition of EHC and $0.6 million for compensation expense related to the issuance of 39,987 shares of Common Stock to certain employees, consultants and three officers of ARS. Excluding the effect of the adjustments in 1996 described in the preceding sentence, selling, general and administrative expenses, as a percentage of revenues, remained consistent at 21.3% for the year ended December 31, 1997, as compared to 22.4% for the year ended December 31, 1996.

     Special charge and other costs -- In the fourth quarter of 1997, under the direction of the Company's new chief executive officer appointed in October 1997, the Company's management undertook a comprehensive review of its operations, properties and lease commitments, information system and personnel. As a result of this review, the Company recorded a special charge and other costs of $24.2 million. The components of the charge consist of: (i) $7.1 million for the planned sale or abandonment of facilities (including future lease commitments) resulting from the consolidation of certain operating facilities in the same market areas, (ii) $6.6 million for payroll costs, principally termination and severance costs, related to former officers and employees that were terminated as a result of the Company's headcount reduction initiative, (iii) $5.1 million for the write-down of the Company's retail appliance business, including a loss accrual on future lease commitments, resulting from the planned sale of that business, (iv) $3.6 million for a write-off of costs incurred for an enterprise-wide information system that the Company has determined was not suitable for its current needs and (v) $1.8 million for a write-off of costs and expenses incurred in a corporate identity advertising and image campaign that has been discontinued because it was not consistent with the Company's current decentralized operating strategy.

     Interest expense -- Interest expense increased from $5.5 million, or 36.4%, for the year ended December 31, 1996 to $7.5 million for the year ended December 31, 1997. This increase was attributable to the use of debt financing to fund the cash portion of the purchase prices paid for certain Acquired Businesses at various times during 1997 and the issuance by ARS of its 7 1/4% Convertible Subordinated Notes due 2004 in April 1997, partially offset by the effect of a nonrecurring charge during 1996 for financing fees of $4.8 million related to the purchase of EHC.

     Interest income and other expense, net -- Interest income and other expense, net, increased by $0.5 million during 1997. This increase was attributable to (i) gains realized on the sale of excess vehicles and equipment acquired by the Company in connection with the acquisitions of the Acquired Businesses and (ii) rental income earned on property leased to third parties.

     Provision (benefit) for income taxes -- For the year ended December 31, 1997, the Company recorded a benefit for income taxes of $1.0 million, as compared to a provision for income taxes of $1.8 million recorded for the year ended December 31, 1996. See Note 11 of the Notes to Consolidated Financial Statements of the Company for further discussion of the tax benefit.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues -- Revenues increased $52.6 million, or 53.8%, from $97.7 million for the year ended December 31, 1995 to $150.3 million for the year ended December 31, 1996. Approximately $31.2 million of the increase in revenues was attributable to the inclusion of additional revenues resulting from the acquisition of the Founding Companies and the 1996 Acquisitions. The remaining increase in revenues was primarily attributable to increased demand for the Company's residential services, primarily in California, Michigan, Nebraska and South Carolina.

     Cost of services -- Cost of services increased $36.7 million, or 50.7%, from $72.4 million for the year ended December 31, 1995 to $109.1 million for the year ended December 31, 1996. This increase was consistent with the increase in revenue. Gross profit, as a percentage of revenues, increased from 25.9% for the year ended December 31, 1995 to 27.4% for the year ended December 31, 1996. This increase in gross profit reflected the increase in revenues from residential maintenance services, which typically generate higher margins than other services.

     Selling, general and administrative expenses -- Selling, general and administrative expenses increased $17.7 million, or 88.9%, from $19.9 million for the year ended December 31, 1995 to $37.6 million for the year ended December 31, 1996. As a percentage of revenues, selling, general and administrative expenses increased from 20.4% in 1995 to 25.0% in 1996. The increase was primarily attributable to (i) the addition of $7.6 million of these expenses associated with the operations of the Founding Companies and the 1996 Acquisitions and the formation of a corporate office and (ii) adjustments during 1996 of $3.4 million for compensation expenses related to the acquisition of EHC and $0.6 million for compensation expense related to the issuance of 39,987 shares of Common Stock to certain employees, consultants and three officers of ARS.

     Interest expense -- Interest expense increased from $0.4 million for the year ended December 31, 1995 to $5.5 million for the year ended December 31, 1996. This increase was attributable to (i) the use of debt financing to fund the cash portion of the purchase prices of the Founding Companies and the 1996 Acquisitions and (ii) a nonrecurring charge during 1996 for financing fees of $4.8 million related to the purchase of EHC.

     Interest income and other expense, net -- Interest income and other expense, net, increased by $0.4 million during 1996. This increase was attributable to (i) gains realized on the sale of excess vehicles and equipment acquired by the Company in connection with the acquisitions of the Founding Companies and the 1996 Acquisitions and (ii) rental income earned on property leased to third parties.

     Provision (benefit) for income taxes -- For the year ended December 31, 1996, the Company recorded a provision for income taxes of $1.8 million, as compared to a provision for income taxes of $2.1 million recorded for the year ended December 31, 1995. See Note 11 of the Notes to Consolidated Financial Statements of the Company for further discussion of the tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1997, net cash used in operating activities was $11.5 million, compared to $2.9 million net cash provided by operating activities during the year ended December 31, 1996. This change was primarily attributable to an increase of $13.9 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and a corresponding decrease of $15.7 million in accounts payable and accrued liabilities since December 31, 1996. The increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts was attributable primarily to the inclusion of additional accounts receivable acquired through those Acquired Businesses that are consolidated with the Company's consolidated financial position as of their respective acquisition dates. The decrease in accounts payable and accrued liabilities during 1997 resulted primarily from the conformity of the accounts payable of the Acquired Businesses with the Company's accounts payable policy, which mandates prompt payment to achieve vendor discounts and uniform timing for payments. The increase in net cash used in operating activities was offset by the noncash components of the special charge and other costs of $19.4 million. Also during 1997, aggregate capital expenditures totaled $17.0 million (exclusive of acquisitions) and net borrowings of debt amounted to $69.2 million. The Company anticipates capital expenditures (exclusive of acquisitions) of approximately $10.0 million during 1998, primarily for information systems, leasehold improvements and furniture and fixtures. The Company believes its cash flow from operations and available borrowings will be sufficient to support its ongoing operations and anticipated capital expenditures for 1998.

     On September 27, 1996, ARS completed its initial public offering (the "IPO"), which involved the issuance of 4,200,000 shares of Common Stock at a price of $15.00 per share (before deducting underwriting discounts and commissions). On October 7, 1996, ARS sold an additional 630,000 shares of Common Stock at a price of $15.00 per share (before deducting underwriting discounts and commissions) pursuant to the underwriters' over allotment option granted in connection with the IPO. The proceeds from these transactions, net of underwriting discounts and commissions of $1.05 per share and after deducting the expenses of the IPO, were approximately $60.6 million. Of this amount, $34.8 million was used to fund the cash portion of the purchase prices relating to the acquisitions of the Founding Companies. The Company made additional aggregate payments to the former owners of the Founding Companies of $4.7 million, representing working capital adjustments based on the September 30, 1996 balance sheets of the Founding Companies pursuant to the agreements relating to the acquisitions.

     The Company has in place a revolving credit facility (the "Credit Facility") with a syndicate of banks. On March 3, 1997, the Company increased the size of its Credit Facility from $55.0 million, which was in place at December 31, 1996, to $100.0 million. Borrowings under the Credit Facility may be used for general corporate purposes, including the funding of any cash paid in connection with acquisitions, refinancing indebtedness of businesses acquired, capital expenditures and working capital. Loans under the Credit Facility bear interest at a designated variable base rate plus a margin ranging from 0 to 50 basis points, depending on the ratio of the Company's interest-bearing debt to its trailing 12-month earnings before interest, taxes, depreciation and amortization. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 200 basis points, depending on the same ratio. The margin is reset on a quarterly basis and also may be reset on the closing of an acquisition involving cash consideration in excess of $5.0 million or on a principal repayment in excess of $5.0 million. Commitment fees of 30 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility has a $5.0 million sub-limit for standby letters of credit. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), does not permit the Company to incur or assume other indebtedness (other than approved subordinated indebtedness) in excess of an amount equal to 5% of its consolidated net worth and requires the Company to comply with certain financial covenants, including minimum net worth requirements and maintenance of a total consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio and an income coverage ratio. Management currently estimates, primarily as a result of the impact of the special charge, that its margin of compliance under the Credit Facility for its reporting periods in 1998 for certain financial covenants in the Credit Facility will be lower than it was in prior reporting periods. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts under the Credit Facility, and the Company has pledged the stock of its operating subsidiaries as collateral for its obligations under the Credit Facility. The Company is obligated to pay all principal and interest outstanding on the Credit Facility in the event of a change in control of the Company, as defined in the agreement governing the Credit Facility. As of December 31, 1997, the Company's outstanding borrowings under the Credit Facility were $79.2 million, bearing interest at a weighted average rate of 7.57%. As of March 30, 1998, the Company had outstanding borrowings under the Credit Facility in the amount of $90.7 million, bearing interest at a weighted average rate of 7.13%.

     The Company is currently evaluating an increase to the size of its Credit Facility or alternate sources of financing to provide for borrowings in excess of $100.0 million, which will be utilized to retire the Credit Facility. Such increased or alternate sources of financing will also be used to fund the cash portion of the purchase price of future acquisitions and for general corporate purposes. Unless and until such an increased or alternate source of financing is put in place, the Company's ability to consummate acquisitions that require material amounts of cash as purchase price consideration will be materially constrained. If the Credit Facility is retired in the second quarter of 1998, the Company expects to take a non-cash charge for bank loan origination and commitment fees of approximately $800,000.

     On April 2, 1997, ARS sold $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). These notes are unsecured obligations of ARS and are convertible into an aggregate of 2,156,863 shares of Common Stock of the Company at a conversion price of $25.50 per share, subject to adjustment in certain events. The 7 1/4% Notes contain cross-default provisions that give the holders of the 7 1/4% Notes the right to accelerate payment in the event of a default under certain of the Company's debt agreements, including the Credit Facility. The Company is obligated to repurchase the 7 1/4% Notes in the event of a change in control of the Company, as defined in the indenture governing the 7 1/4% Notes. ARS used substantially all the net proceeds from its sale of the 7 1/4% Notes to repay indebtedness outstanding under the Credit Facility.

     In January 1997, ARS registered 5,000,000 shares of its Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a shelf registration statement on Form S-4, for issuance from time to time in connection with acquisitions. In July 1997, ARS registered an additional 10,000,000 shares of Common Stock and $100.0 million aggregate principal amount of convertible subordinated debt securities (the "Convertible Debt Securities") under the Securities Act pursuant to a shelf registration statement on Form S-4, also for issuance from time to time in connection with acquisitions. As of March 30, 1998, 10,086,845 shares remained available for issuance under those registration statements. ARS is currently authorized pursuant to its Credit Facility to issue up to $25.0 million aggregate principal amount of Convertible Senior Subordinated Notes, Series A (the "Series A Notes") (representing a series of the Convertible Debt Securities), maturing April 15, 2004. Certain terms of the Series A Notes, including the interest rate and the conversion price, will be determined by ARS in connection with the acquisitions for which such notes are issued. As of March 30, 1998, ARS had issued $1.25 million aggregate principal amount of Series A Notes, bearing interest at 7.5% per annum, issued in connection with an acquisition completed in 1998.

     In 1997, the Company acquired 67 businesses for an aggregate consideration of $48.4 million in cash, 4,856,077 shares of Common Stock and a promissory note in the principal amount of $1.8 million. In 1998 (through March 30), the Company acquired an additional three businesses for an aggregate consideration of $1.3 million in cash, 57,078 shares of Common Stock and $1.25 million aggregate principal amount of Series A Notes. All shares of Common Stock and the Series A Notes issued for the acquisitions during 1997 and 1998 were issued under ARS's shelf registration statements. Funding of the cash portion of the purchase prices and repayment of indebtedness assumed in connection with those acquisitions was provided by funds from operations and borrowings under the Credit Facility.

     The Company intends to continue to pursue attractive acquisition opportunities of both residential services and commercial maintenance services businesses; however, the timing, size or success of any acquisitions effort and the associated potential capital commitments are unpredictable. In late 1997, the Company adjusted its acquisition strategy with greater emphasis on strategic acquisition candidates and less emphasis on tuck-ins. It also increasingly makes part of the acquisition consideration contingent on the acquired business achieving certain post-closing operating objectives. Due to these revisions, the Company anticipates that contributions to operating results from acquisitions in 1998 may be less than would have been the case had these revisions not been made. The Company expects to fund future acquisitions primarily through a combination of Common Stock, working capital, cash flow from operations and borrowings, issuances of the Convertible Debt Securities and the possible public or private sale of additional debt or equity securities. See "Item
1 -- Business -- Factors That May Affect Future Results."

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define the applicable year. The Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a system failure or material miscalculation, either of which could cause a disruption of operations. These disruptions could include, among other things, a temporary inability to process transactions, process invoices or engage in similar routine business activities.

     The Company believes that it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operations problems for its computer systems. The Company intends to utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications and does not expect that the costs of this project will be material. If such modifications and conversions are not completed timely, however, the Year 2000 issue could have a material adverse effect on the operations of the Company.

INFLATION

     Due to the relatively low levels of inflation experienced in 1995, 1996 and 1997, inflation did not have a significant effect on the results of the Company in those periods.

SEASONALITY AND WEATHER

     The Company's residential services operations are subject to different seasonal variations in different lines of service. The Company has also experienced, and expects that it will in the future experience, quarterly fluctuations in revenues, operating income and cash flows as a result of changes in weather conditions. See "Item 1 -- Business -- Seasonality and Weather."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
American Residential Services, Inc. and Subsidiaries
  Report of Independent Public Accountants..................   22
  Consolidated Balance Sheets...............................   23
  Consolidated Statements of Operations.....................   24
  Consolidated Statements of Stockholders' Equity...........   25
  Consolidated Statements of Cash Flows.....................   26
  Notes to Consolidated Financial Statements................   27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Residential Services, Inc.:

We have audited the accompanying consolidated balance sheets of American Residential Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Residential Services, Inc., and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 18, 1998

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  9,984   $  5,190
  Accounts receivable --
     Trade, net of allowance of $1,343 and $2,315...........    30,735     47,383
     Other..................................................     2,023      8,821
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     1,391      5,337
  Inventories...............................................    11,290     17,847
  Prepaid expenses and other current assets.................     1,572      3,282
  Net assets held for resale................................       338        425
                                                              --------   --------
          Total current assets..............................    57,333     88,285
PROPERTY AND EQUIPMENT, net.................................    21,660     35,528
GOODWILL, net...............................................   131,193    205,528
OTHER NONCURRENT ASSETS.....................................     1,438      5,972
                                                              --------   --------
          Total assets......................................  $211,624   $335,313
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  2,202   $  1,284
  Accounts payable and accrued expenses.....................    29,372     53,409
  Unearned revenue on service and warranty contracts........     4,081      6,001
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     2,503      4,497
                                                              --------   --------
          Total current liabilities.........................    38,158     65,191
LONG-TERM DEBT, net of current maturities...................    53,861    135,087
UNEARNED REVENUE ON SERVICE AND WARRANTY CONTRACTS..........       633        472
DEFERRED INCOME TAXES.......................................     2,721         --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized; none issued and outstanding................        --         --
  Common stock, $.001 par value, 50,000,000 shares
     authorized; 13,389,255 and 15,321,322 shares issued and
     outstanding............................................        13         15
  Additional paid-in-capital................................   126,226    152,983
  Retained deficit..........................................    (9,988)   (18,435)
                                                              --------   --------
          Total stockholders' equity........................   116,251    134,563
                                                              --------   --------
          Total liabilities and stockholders' equity........  $211,624   $335,313
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               1995        1996        1997
                                                              -------    --------    --------
REVENUES....................................................  $97,686    $150,330    $382,518
COST OF SERVICES............................................   72,382     109,060     276,225
                                                              -------    --------    --------
  Gross profit..............................................   25,304      41,270     106,293
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................   19,914      34,276      81,405
SPECIAL CHARGE AND OTHER COSTS (Note 2).....................       --          --      24,194
COMPENSATION EXPENSE RELATED TO PURCHASE OF EHC (Note 1)....       --       3,356          --
                                                              -------    --------    --------
INCOME FROM OPERATIONS......................................    5,390       3,638         694
OTHER INCOME (EXPENSE):
  Financing fees related to purchase of EHC (Note 1)........       --      (4,818)         --
  Interest expense..........................................     (356)       (661)     (7,469)
  Interest income...........................................      151         118         227
  Other.....................................................       58         491         846
                                                              -------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES...........................    5,243      (1,232)     (5,702)
PROVISION (BENEFIT) FOR INCOME TAXES........................    2,088       1,803      (1,001)
                                                              -------    --------    --------
NET INCOME (LOSS)...........................................  $ 3,155    $ (3,035)   $ (4,701)
                                                              =======    ========    ========
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (Note
  3)........................................................    4,085       6,277      14,330
                                                              =======    ========    ========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Note 3)........  $  0.77    $  (0.48)   $  (0.33)
                                                              =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                  COMMON STOCK     ADDITIONAL   RETAINED        TOTAL
                                                 ---------------    PAID-IN     EARNINGS    STOCKHOLDERS'
                                                 SHARES   AMOUNT    CAPITAL     (DEFICIT)      EQUITY
                                                 ------   ------   ----------   ---------   -------------
BALANCE, December 31, 1994.....................   4,085    $ 4      $  2,523    $  1,463      $  3,990
  Capital contributions........................      --     --         1,299          --         1,299
  Adjustment to conform fiscal year-ends of
     certain Restated Businesses...............      --     --             4          --             4
  Dividends paid by Restated Businesses........      --     --            --      (2,969)       (2,969)
  Net income...................................      --     --            --       3,155         3,155
                                                 ------    ---      --------    --------      --------
BALANCE, December 31, 1995.....................   4,085      4         3,826       1,649         5,479
  Offering, net of Offering costs..............   4,830      5        60,626          --        60,631
  Acquisition of Founding Companies............   3,184      3        29,231          --        29,234
  1996 Acquisitions............................   1,282      1        30,625          --        30,626
  Exercise of warrant..........................       8     --           125          --           125
  Cash distributions to stockholders of
     Founding Companies........................      --     --            --      (6,031)       (6,031)
  Capital contributions........................      --     --         1,811          --         1,811
  Adjustment to conform fiscal year-ends of
     certain Restated Businesses...............      --     --           (18)         (2)          (20)
  Dividends paid by Restated Businesses........      --     --            --      (2,569)       (2,569)
  Net loss.....................................      --     --            --      (3,035)       (3,035)
                                                 ------    ---      --------    --------      --------
BALANCE, December 31, 1996.....................  13,389     13       126,226      (9,988)      116,251
  1997 Acquisitions............................   1,895      2        25,596          --        25,598
  Exercise of stock options....................      37     --           485          --           485
  Capital contributions........................      --     --           676          --           676
  Dividends paid by Restated Businesses........      --     --            --      (3,746)       (3,746)
  Net loss.....................................      --     --            --      (4,701)       (4,701)
                                                 ------    ---      --------    --------      --------
BALANCE, December 31, 1997.....................  15,321    $15      $152,983    $(18,435)     $134,563
                                                 ======    ===      ========    ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                               1995       1996        1997
                                                              -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 3,155    $(3,035)   $ (4,701)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
    Depreciation and amortization...........................    1,437      3,233      10,224
    Special charge and other costs..........................       --         --      19,430
    Taxes on acquired S corporations........................    1,299      1,811         530
    Stock portion of compensation and financing fees related
      to purchase of EHC....................................       --      6,276          --
    Deferred income tax expense (benefit)...................       (3)      (667)     (3,989)
    (Gain) loss on sale of property and equipment...........        9        (77)       (352)
    Changes in operating assets and liabilities --
      (Increase) decrease in --
         Accounts receivable................................   (2,087)    (2,421)    (10,594)
         Costs and estimated earnings in excess of billings
           on uncompleted contracts.........................      322        (92)     (3,256)
         Inventories........................................     (357)       (96)     (2,286)
         Prepaid expenses and other current assets..........      517     (1,141)       (514)
         Other noncurrent assets............................     (174)       (60)        (97)
      Increase (decrease) in --
         Accounts payable and accrued expenses..............    3,030     (1,095)    (15,718)
         Unearned revenue on service and warranty
           contracts........................................      112         82        (612)
         Billings in excess of costs and estimated earnings
           on uncompleted contracts.........................      132        358       1,929
    Other, net..............................................     (879)      (127)     (1,508)
                                                              -------    -------    --------
           Net cash provided by (used in) operating
             activities.....................................    6,513      2,949     (11,514)
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment.............      271        635         959
  Additions to property and equipment for assets written off
    in special charge and other costs.......................       --         --      (4,853)
  Additions to property and equipment on Restated
    Businesses..............................................   (1,165)    (3,831)     (1,171)
  Additions to property and equipment.......................     (949)      (258)    (10,802)
  Cash paid for acquisitions, net of cash acquired..........       --    (44,458)    (43,227)
                                                              -------    -------    --------
           Net cash used in investing activities............   (1,843)   (47,912)    (59,094)
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    1,372     43,457     223,873
  Principal payments of long-term debt......................   (2,230)   (42,734)   (154,691)
  Proceeds from issuances of Common Stock, net of offering
    costs...................................................       --     60,631         485
  Distributions to stockholders of Founding Companies.......       --     (6,031)         --
  S corporation dividends paid by Restated Businesses.......   (2,969)    (2,569)     (3,746)
  Other, net................................................      (36)      (680)       (107)
                                                              -------    -------    --------
           Net cash provided by (used in) financing
             activities.....................................   (3,863)    52,074      65,814
                                                              -------    -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      807      7,111      (4,794)
CASH AND CASH EQUIVALENTS, beginning of period..............    2,066      2,873       9,984
                                                              -------    -------    --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 2,873    $ 9,984    $  5,190
                                                              =======    =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for --
    Interest................................................  $   350    $   823    $  6,078
    Income taxes............................................      843        518       7,449

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION:

     In October 1995, American Residential Services, Inc. ("ARS" and collectively with its subsidiaries, the "Company") was founded to create a leading national provider of (i) comprehensive maintenance, repair and replacement services for heating, ventilating and air conditioning ("HVAC"), plumbing, electrical, indoor air quality and other systems and major home appliances in homes and small commercial buildings and (ii) new installation of those systems in homes and small commercial facilities under construction (collectively "residential services"). Through its wholly owned subsidiary, American Mechanical Services ("AMS"), ARS also provides comprehensive maintenance, repair, replacement, reconfiguration and monitoring services for HVAC, plumbing and electrical systems and controls in existing large commercial, industrial and institutional facilities such as office buildings, health care facilities, educational facilities and retail centers (collectively, "commercial maintenance services"). On September 27, 1996, ARS acquired in separate transactions seven residential services businesses (together with Enterprises Holding Company ("EHC"), the common parent of two of the businesses, the "Founding Companies") in exchange for consideration consisting of a combination of cash and shares of its common stock, par value $.001 per share (the "Common Stock"). The initial public offering (the "Offering") of the Common Stock closed simultaneously with the closing of those acquisitions.

     For financial statement presentation purposes, Atlas Services, Inc. ("Atlas"), one of the Founding Companies, is the accounting acquiror. The Company accounted for the acquisitions of the remaining Founding Companies under the purchase method of accounting, with the results of operations included with those of Atlas from September 30, 1996, the effective closing date of the acquisitions for accounting purposes. In connection with the purchase of EHC, the purchase price paid to the shareholders of EHC in excess of the purchase price paid by EHC for its previous acquisitions of two Founding Companies is recorded as nonrecurring compensation expense of $3,356 and financing fees of $4,818 in the accompanying consolidated statements of operations for the year ended December 31, 1996.

     During the fourth quarter of 1996, the Company acquired 13 businesses (the "1996 Acquisitions"), all of which were accounted for in accordance with the purchase method of accounting, with the results of their respective operations included in the Company's consolidated financial statements from their respective effective acquisition dates for accounting purposes.

     During 1997, the Company acquired 67 businesses (the "1997 Acquisitions"), 23 of which were accounted for in accordance with the pooling-of-interests method of accounting (the "Pooled Businesses"). The Company retroactively restated the historical financial statements to give effect to the operations of 15 of the Pooled Businesses (the "Restated Businesses"). For information regarding the eight remaining Pooled Businesses and the 57 businesses that were accounted for under the purchase method of accounting (including the 1996 Acquisitions), see Note 4.

2. SPECIAL CHARGE AND OTHER COSTS:

     In the fourth quarter of 1997, under the direction of the Company's new chief executive officer appointed in October 1997, the Company's management undertook a comprehensive review of its operations, properties and lease commitments, information system and personnel. As a result of this review, the Company recorded a special charge and other costs in the amount of $24,194. The components of the charge consist of: (i) $7,076 for the planned sale or abandonment of facilities (including future lease commitments) resulting from the consolidation of certain operating facilities in the same market areas, (ii) $6,595 for payroll costs, principally termination and severance costs, related to former officers and employees terminated as a result of the Company's headcount reduction initiative, (iii) $5,093 for the write-down of the Company's retail appliance business, including a loss accrual on future lease commitments, resulting from the planned sale of that business, (iv) $3,660 for a write-off of costs incurred for an enterprise-wide information system that the Company has determined was not suitable for its current needs and (v) $1,770 for a write-off for costs and

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

expenses incurred in a corporate identity advertising and image campaign that has been discontinued because it was not consistent with the Company's current decentralized operating strategy. This charge reduced net income by $15,196 (net of tax), or $1.06 cents per share.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

  Concentrations of Credit Risk

     The Company provides services in various geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers, including residential consumers, home builders, governmental units and commercial businesses. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary.

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

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property or equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of operations.

     Included in property and equipment are certain assets subject to capital leases. These assets are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the asset.

  Goodwill

     Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. As of December 31, 1996 and 1997, accumulated amortization of goodwill was approximately $584 and $5,080, respectively.

     The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

flows as well as other factors, such as business trends and prospects and market and economic conditions. Any resulting impairment is recognized in the consolidated statements of operations.

  Debt Issue Costs

     Debt issue costs related to the Company's Credit Facility (see Note 7) are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of December 31, 1996 and 1997, accumulated amortization of debt issue costs was approximately $49 and $654, respectively.

  Revenue Recognition

     The Company recognizes revenue when the services are performed except when work is being performed under a construction contract. Revenues on residential and commercial service and maintenance contracts are recorded as services are provided. Revenues from sales of extended warranties are recognized over the life of the warranty.

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

  Warranty Costs

     The Company typically warrants labor for the first year after installation on new air conditioning and heating units. The Company also generally warrants labor for 30 days after servicing existing air conditioning and heating units. An accrual for warranty costs is recorded on completion of installation or service.

  Stock-Based Compensation

     The disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," are effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement encourages entities to account for employee stock options or similar equity securities using a fair value approach. However, it also allows an entity to continue to measure compensation costs using the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method in APB No. 25 must include pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company has elected to account for such plans under the provisions of APB No. 25. Therefore, there is no effect on the Company's consolidated financial position and consolidated results of operations as a result of SFAS No. 123. See Note 8 for the SFAS No. 123 disclosures.

  Income Taxes

     The Company files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to their respective acquisition dates. Acquired businesses file "short period" federal income tax returns through their respective acquisition dates.

     The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

     Certain of the Restated Businesses were S corporations for income tax purposes prior to their acquisition by the Company. Accordingly, any income tax liabilities for the periods prior to their respective acquisition dates are the responsibility of their respective former stockholders. For purposes of these consolidated financial statements, federal and state income taxes are reflected as if these companies had filed C corporation tax returns for the pre-acquisition periods, with the current income tax expense of these S corporations reflected as an increase to additional paid-in-capital.

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

  Realization of Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the recoverability of property and equipment, intangible or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. The initial adoption of this standard in 1996 did not have a material effect on the consolidated financial position or consolidated results of operations of the Company.

  Earnings Per Share

     The following table summarizes weighted average shares outstanding for each of the periods presented:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              1995    1996     1997
                                                              -----   -----   ------
Shares issued in the acquisition of Atlas...................  1,067   1,067    1,067
Shares issued in the acquisitions of the Restated
  Businesses................................................  3,018   3,018    3,018
Weighted average portion of shares issued in the formation
  of ARS....................................................     --     318    1,268
Weighted average portion of shares issued to the remaining
  stockholders of the Founding Companies....................     --     472    1,884
Weighted average portion of shares sold in the Offering.....     --   1,204    4,830
Weighted average portion of shares awarded to certain
  employees and consultants.................................     --      10       40
Weighted average portion of shares issued in the 1996
  Acquisitions..............................................     --     188    1,282
Weighted average portion of shares issued in the 1997
  Acquisitions..............................................     --      --      926
Weighted average shares attributable to exercised stock
  options...................................................     --      --       15
                                                              -----   -----   ------
          Basic and diluted weighted average shares
            outstanding.....................................  4,085   6,277   14,330
                                                              =====   =====   ======

     SFAS No. 128, "Earnings Per Share," issued in February 1997, revises the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS are replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

     The Company adopted SFAS No. 128 effective December 15, 1997 and restated EPS for all periods presented. However, there was no impact on weighted average shares outstanding in prior periods because common stock equivalents are excluded in the calculation of weighted average shares outstanding as the Company reported a net loss in each of 1996 and 1997. SFAS No. 128 had no impact on EPS in 1995 as no common stock equivalents were issued or outstanding.

  New Accounting Pronouncements

     SFAS No. 130, "Reporting Comprehensive Income," was issued in 1997 and requires the presentation of comprehensive income in an entity's financial statements for fiscal years beginning after December 15, 1997. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity that are excluded from net income. The Company will present the components of comprehensive income within its consolidated statements of stockholders' equity during its fiscal year ending December 31, 1998. The Company expects the adoption of SFAS No. 130 will not have a material effect on its consolidated financial position or consolidated results of operations.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments and requires compliance for fiscal years beginning after December 15, 1997. The Company will provide reporting disclosures as required by SFAS No. 131 during its fiscal year ending December 31, 1998.

4. BUSINESS COMBINATIONS:

  Poolings

     During 1997, the Company acquired all the outstanding stock of the Restated Businesses in exchange for 3,018,390 shares of Common Stock. These businesses provide residential services and commercial maintenance services. These acquisitions have been accounted for under the pooling-of-interests method of accounting.

     The following table summarizes the restated consolidated revenues, net income (loss) and per share data of the Company for prior reporting periods, after giving effect to these transactions.

                                                                YEAR ENDED DECEMBER 31
                                                      ------------------------------------------
                                                            1995                   1996
                                                      -----------------    ---------------------
                                                                  NET                 NET INCOME
                                                      REVENUES   INCOME    REVENUES     (LOSS)
                                                      --------   ------    --------   ----------
Revenues and net income (loss):
  As previously reported............................  $22,048    $  684    $ 64,229    $(5,539)
  Restated Businesses...............................   75,638     2,471      86,101      2,504
                                                      -------    ------    --------    -------
  As restated.......................................  $97,686    $3,155    $150,330    $(3,035)
                                                      =======    ======    ========    =======
Basic and diluted net income (loss) per share:
  As previously reported............................             $ 0.64                $ (1.70)
  Restated Businesses...............................               0.13                   1.22
                                                                 ------                -------
  As restated.......................................             $ 0.77                $ (0.48)
                                                                 ======                =======

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Purchases

     In addition to the acquisitions of the Restated Businesses, the Company acquired 65 residential services and commercial maintenance services businesses from October 1, 1996 through December 31, 1997 for an aggregate consideration of $89,600 in cash, 3,178,327 shares of Common Stock and a promissory note in the principal amount of $1,775. Of these acquisitions, 57 were accounted for under the purchase method of accounting, with their results of operations included in the consolidated results of the Company from their respective acquisition dates. The remaining eight acquisitions were accounted for under the pooling-of-interests method of accounting, and their results of operations are included in the consolidated results of the Company from their respective acquisition dates, as these transactions were not deemed significant to prior historical periods. Funding of the cash portion of the purchase prices and repayment of indebtedness assumed in connection with those acquisitions was provided by funds from operations and borrowings under the Credit Facility. The accompanying consolidated balance sheet as of December 31, 1997 includes preliminary allocations of the respective purchase prices of certain acquisitions, which are subject to final adjustment. Set forth below are unaudited pro forma combined revenues and net income data reflecting the pro forma effect of the acquisitions on the Company's consolidated results of operations for the years ended December 31, 1996 and 1997. The unaudited pro forma data presented below consists of the income statement data as presented in these consolidated financial statements plus (i) income statement data for the Founding Companies for the nine months ended September 30, 1996 and (ii) income statement data for the 1996 Acquisitions and the 1997 Acquisitions, to the extent not otherwise included as the Restated Businesses in the consolidated financial statements, as if these acquisitions were effective on January 1, 1996.

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                1996         1997
                                                              ---------    ---------
                                                                   (UNAUDITED)
Revenues....................................................  $465,064     $466,810
                                                              ========     ========
Net income (loss)...........................................  $ 16,329     $ (2,460)
                                                              ========     ========
Basic and diluted net income (loss) per share...............  $   1.08     $  (0.16)
                                                              ========     ========

     Pro forma adjustments included in the amounts above primarily relate to:
(i) compensation differentials, reflecting reduced compensation amounts agreed to in connection with certain acquisitions, (ii) for 1996, an adjustment for nonrecurring compensation expense of $3,356 and financing fees of $4,818 related to the purchase of EHC, (iii) adjustments for rent expense on certain leased facilities, reflecting reductions in rent agreed to in connection with certain acquisitions, (iv) adjustments for the effects of assets distributed to and costs of certain leases assumed by former owners of certain of the businesses acquired, (v) adjustments for pro forma goodwill amortization expense using a 40-year estimated life, (vi) eliminations of historical interest expense related to certain obligations that were repaid or not assumed by the Company, increased by interest expense on borrowed funds used to pay the cash portion of the purchase price of the businesses acquired and (vii) adjustments to the federal and state income tax provisions based on pro forma operating results. Basic and diluted net income (loss) per share for 1996 and 1997 assumes all shares issued for the acquisitions had been outstanding at the beginning of the periods presented.

     The pro forma results presented are not necessarily indicative of actual results that might have occurred had the operations and management teams of ARS and the businesses acquired been combined at the beginning of the periods presented and are not necessarily indicative of future consolidated operating results.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                                         DECEMBER 31
                                                 ESTIMATED USEFUL    --------------------
                                                  LIVES IN YEARS      1996         1997
                                                 ----------------    -------      -------
Land and land improvements.....................      --              $ 2,772      $ 2,287
Buildings and leasehold improvements...........     5-40               6,581       12,829
Transportation equipment.......................      5                15,098       18,294
Machinery and equipment........................     5-7                3,970       12,343
Furniture and fixtures.........................     5-10               2,765        5,129
                                                                     -------      -------
                                                                      31,186       50,882
Less -- accumulated depreciation...............                        9,526       15,354
                                                                     -------      -------
Property and equipment, net....................                      $21,660      $35,528
                                                                     =======      =======

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following:

                                                                DECEMBER 31
                                                       ------------------------------
                                                       1995        1996        1997
                                                       -----      ------      -------
Balance at beginning of year.........................  $ 449      $  500      $ 1,343
  Additions charged to costs and expenses............    156         400          511
  Deductions for uncollectible receivables written
     off.............................................   (105)       (156)        (999)
  Allowance for doubtful accounts at acquisition
     dates...........................................     --         599        1,460
                                                       -----      ------      -------
Balance at end of year...............................  $ 500      $1,343      $ 2,315
                                                       =====      ======      =======

     Other receivables consist of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                               1996         1997
                                                              -------      -------
Tax receivable..............................................  $    --      $ 2,900
Vendor receivables..........................................       --        1,955
Notes receivable............................................       --        1,543
Other receivables...........................................    2,023        2,423
                                                              -------      -------
                                                              $ 2,023      $ 8,821
                                                              =======      =======

     Accounts payable and accrued expenses consist of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                               1996         1997
                                                              -------      -------
Accounts payable, trade.....................................  $14,573      $18,173
Special charge and other costs (see Note 2).................       --       15,983
Accrued compensation and benefits...........................    6,952        8,035
Accrued insurance...........................................    1,668        3,016
Accrued warranty expense....................................    1,214        2,133
Other accrued expenses......................................    4,965        6,069
                                                              -------      -------
                                                              $29,372      $53,409
                                                              =======      =======

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     At December 31, 1997, the accrued expenses related to the special charge and other costs in the amount of $15,983 consisted principally of $5,201 for accrued termination and severance costs related to terminated officers and employees, $4,221 for the write-down on the Company's retail appliance business and $6,561 on the planned sale or abandonment of facilities (including future lease commitments). Approximately $8,182 is expected to be paid and reversed in 1998, with the remaining amounts paid and reversed through 2011.

Installation contracts in progress are as follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                               1996         1997
                                                              -------      -------
Costs incurred on contracts in progress.....................  $26,123      $41,676
Estimated earnings, net of losses...........................    7,498       12,594
                                                              -------      -------
                                                               33,621       54,270
Less -- Billings to date....................................   34,733       53,430
                                                              -------      -------
                                                              $(1,112)     $   840
                                                              =======      =======

     The following are included in the accompanying consolidated balance sheets under the following captions:

                                                                  DECEMBER 31
                                                              --------------------
                                                               1996         1997
                                                              -------      -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $ 1,391      $ 5,337
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................   (2,503)      (4,497)
                                                              -------      -------
                                                              $(1,112)     $   840
                                                              =======      =======

7. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1996          1997
                                                              --------      --------
Credit Facility (see below).................................  $ 27,200      $ 79,200
7 1/4% Notes (see below)....................................        --        55,000
Notes payable to selling shareholders of certain 1996
  Acquisitions repaid in January 1997 from borrowings under
  Credit Facility...........................................    24,613            --
Other.......................................................     4,250         2,171
                                                              --------      --------
                                                                56,063       136,371
Less -- Current maturities..................................     2,202         1,284
                                                              --------      --------
                                                              $ 53,861      $135,087
                                                              ========      ========

     The Company has in place a revolving credit facility (the "Credit Facility") with a syndicate of banks. On March 3, 1997, the Company increased the total commitment of the Credit Facility from $55,000, which was in place at December 31, 1996, to $100,000. Borrowings under the Credit Facility may be used for general corporate purposes, including the funding of any cash that may be paid in connection with acquisitions, refinancing of indebtedness of businesses acquired, capital expenditures and working capital. Loans under the Credit Facility bear interest, at the Company's option, at a designated variable base rate plus a margin ranging from 0 to 50 basis points, or at a designated London interbank offering rate ("LIBOR") plus a margin ranging

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

from 100 to 200 basis points. The margins depend on the ratio of the Company's interest-bearing debt to its trailing 12-month earnings before interest, taxes, depreciation and amortization. The margin is reset on a quarterly basis and also may be reset on the closing of an acquisition involving cash consideration in excess of $5,000 or on a principal repayment in excess of $5,000. Commitment fees of 30 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility has a $5,000 sublimit for standby letters of credit. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), does not permit the Company to incur or assume other indebtedness (other than approved subordinated indebtedness) in excess of an amount equal to 5% of its consolidated net worth and requires the Company to comply with certain financial covenants, including minimum net worth requirements and maintenance of a total consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio and an income coverage ratio. Management currently estimates, primarily as a result of the impact of the special charge, that its margin of compliance under the Credit Facility for its reporting periods in 1998 for certain financial covenants in the Credit Facility will be lower than it was in prior reporting periods. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. The Company has also pledged the stock of its subsidiaries as collateral for its obligations under the Credit Facility. The Company is obligated to pay all principal and interest outstanding on the Credit Facility in the event of a change in control of the Company, as defined in the agreement governing the Credit Facility. As of December 31, 1996 and 1997, the Company had $27,200 and $79,200, respectively, in outstanding borrowings under the Credit Facility, bearing interest at a weighted average rate of approximately 7.40% and 7.57%, respectively.

     At December 31, 1997, the prime rate was 8.5% and LIBOR rates were 5.72%, 5.82%, 5.84% and 5.97% for the 30-day, 60-day, 90-day and 180-day interest periods, respectively.

     On April 2, 1997, ARS sold $55,000 aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). The 7 1/4% Notes are unsecured obligations of ARS and are convertible at $25.50 per share, subject to adjustment in certain events, into an aggregate of 2,156,863 shares of Common Stock of the Company. The 7 1/4% Notes contain cross-default provisions that give the holders of the 7 1/4% Notes the right to accelerate payment in the event of a default under certain of the Company's debt agreements, including the Credit Facility. The Company is obligated to repurchase the 7 1/4% Notes in the event of a change in control of the Company, as defined in the indenture governing the 7 1/4% Notes. ARS used substantially all the net proceeds from the sale of the 7 1/4% Notes to repay indebtedness outstanding under the Credit Facility.

     The aggregate maturities of long-term debt as of December 31, 1997 are as follows:

                        YEAR ENDING
                       DECEMBER 31 --
                       --------------
     1998...................................................  $  1,284
     1999...................................................    80,087
     2000...................................................        --
     2001...................................................        --
     2002...................................................        --
     Thereafter.............................................    55,000
                                                              --------
                                                              $136,371
                                                              ========

     Management estimates that the fair value of its debt obligations approximates the historical value at December 31, 1997.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. STOCK OPTIONS AND WARRANTS:

  Stock Options

     The Company has in place a 1996 Incentive Plan (the "1996 Plan"), which provides for the granting or awarding of stock options and stock appreciation rights to nonemployee directors, officers and other key employees and independent contractors. The Company also has in place a 1997 Employee Incentive Plan (the "1997 Plan" and collectively with the 1996 Plan, the "Plans"), which provides for the granting of stock options to key employees and independent contractors. The Company accounts for the Plans under APB Opinion No. 25, and no compensation expense has been recognized. The number of shares authorized and reserved for issuance under the 1996 Plan at any one time is limited to 15% of the number of shares of Common Stock outstanding on the last day of each preceding calendar quarter (2,298,198 shares at December 31, 1997). The number of shares authorized and reserved for issuance under the 1997 Plan at any one time is limited to 10% of the number of shares of Common Stock outstanding on the last day of each preceding calendar quarter (1,532,132 shares as of December 31, 1997). In general, the terms of the option awards (including vesting schedules) issued under the Plans will be established by the Compensation Committee of the Company's Board of Directors. As of December 31, 1997, the Company has granted options under the Plans covering an aggregate of 2,063,539 shares of Common Stock under the 1996 Plan and 984,550 shares of Common Stock under the 1997 Plan.

     The following table summarizes activity under the Plans for the years ended December 31, 1996 and 1997:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                EXERCISE       EXERCISE
                                                  SHARES          PRICE         PRICE
                                                 ---------   ---------------   --------
Outstanding at December 31, 1995...............         --         --               --
  Granted......................................  1,554,500   $8.00 - $23.75     $13.09
  Exercised....................................         --         --               --
  Forfeited and canceled.......................    (50,000)      $15.00         $15.00
                                                 ---------
Outstanding at December 31, 1996...............  1,504,500         --           $12.59
  Granted......................................  1,493,589   $13.09 - $25.75    $19.55
  Exercised....................................    (36,650)  $8.00 - $15.00     $13.24
  Forfeited and canceled.......................   (153,200)  $15.00 - $25.75    $19.71
                                                 ---------
Outstanding at December 31, 1997...............  2,808,239                      $15.89
                                                 =========                      ======

                                                   1996           1997
                                                 ---------   ---------------
Options exercisable at year end................     --           609,420
Weighted average fair value of
  options granted..............................    $6.18         $12.87
Weighted average remaining contractual life in
  years........................................    9.35           9.51

     Unexercised options expire at various dates from January 2006 through December 2007.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     If the Company had recorded compensation cost for the Plan consistent with SFAS No. 123, net loss and loss per share for the years ended December 31, 1996 and 1997 would have been increased to the following pro forma amounts:

                                                               1996      1997
                                                              -------   -------
Net loss:
  As reported...............................................  $(3,035)  $(4,701)
  Pro forma.................................................  $(4,010)  $(6,334)
Diluted net loss per share:
  As reported...............................................  $ (0.48)  $ (0.33)
  Pro forma.................................................  $ (0.64)  $ (0.44)

     The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 1996 and 1997: dividend yield of 0%; expected volatility of 32.19% and 46.51%; risk-free interest rate of 6.72% and 6.39%; and expected lives of 10 years, respectively.

  Stock Warrant

     During 1996, the Company issued a warrant to purchase 100,000 shares of Common Stock exercisable at $15.00 per share. The warrant is exercisable, in whole or in part, at any time until September 27, 2001. The number of shares represented by the warrant is subject to adjustment for stock dividends, stock splits and similar events.

9. REGISTERED SECURITIES:

     During 1997, ARS registered 15,000,000 shares of Common Stock and $100,000 aggregate principal amount of convertible subordinated debt securities (the "Convertible Debt Securities") under the Securities Act of 1933, as amended, pursuant to shelf registration statements on Form S-4, for issuance from time to time in connection with acquisitions. ARS is currently authorized pursuant to its Credit Facility to issue up to $25,000 aggregate principal amount of Convertible Senior Subordinated Notes, Series A (the "Series A Notes") (representing a series of the Convertible Debt Securities), maturing April 15, 2004. Certain terms of the Series A Notes, including the interest rate and the conversion price, will be determined by ARS in connection with the acquisitions for which such notes are issued. At December 31, 1997, the Company had issued 4,856,077 shares of Common Stock and no Series A Notes pursuant to the registration statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. LEASES:

     The Company leases facilities and vehicles under noncancelable leases. The following represents future minimum rental payments under noncancellable operating leases:

                        YEAR ENDING
                       DECEMBER 31 --
                       --------------
1998........................................................  $ 8,034
1999........................................................    7,737
2000........................................................    6,826
2001........................................................    6,142
2002........................................................    5,007
Thereafter..................................................   12,616
                                                              -------
                                                              $46,362
                                                              =======

     Rental expense for the years ended December 31, 1995, 1996, and 1997 was approximately $1,040, $1,769, and $6,947, respectively. Included in these amounts are rental expenses and commissions paid to related parties of approximately $227, $482, and $3,115 for the years ended December 31, 1995, 1996 and 1997, respectively.

11. INCOME TAXES:

     Federal and state income tax provisions (benefits) are as follows:

                                                              YEAR ENDED DECEMBER 31
                                                             -------------------------
                                                              1995     1996     1997
                                                             ------   ------   -------
Federal --
  Current..................................................  $1,664   $1,958   $ 2,613
  Deferred.................................................      15     (524)   (3,430)
State --
  Current..................................................     427      512       374
  Deferred.................................................     (18)    (143)     (558)
                                                             ------   ------   -------
                                                             $2,088   $1,803   $(1,001)
                                                             ======   ======   =======

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34% for 1995 and 1996 and 35% for 1997 to income before income tax as follows:

                                                              YEAR ENDED DECEMBER 31
                                                             -------------------------
                                                              1995     1996     1997
                                                             ------   ------   -------
Tax provision (benefit) at the statutory rate..............  $1,783   $ (419)  $(1,996)
Increase (decrease) resulting from --
  State income taxes.......................................     229      207      (184)
  Nondeductible expenses...................................     (12)      97       738
  Nondeductible costs related to purchase of EHC...........      --    1,740        --
  Other....................................................      88      178       441
                                                             ------   ------   -------
                                                             $2,088   $1,803   $(1,001)
                                                             ======   ======   =======

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Deferred income tax provisions result from temporary differences in the recognition of revenues and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                                  DECEMBER 31
                                                              -------------------
                                                               1996        1997
                                                              -------     -------
Accruals and reserves not deductible until paid.............  $(1,224)    $(3,995)
Net changes in accounting methods...........................    2,167       1,151
Depreciation and amortization...............................      315         897
Other.......................................................    1,323        (293)
                                                              -------     -------
          Net deferred income tax (assets)/liabilities......  $ 2,581     $(2,240)
                                                              =======     =======

     The net deferred tax assets and liabilities are comprised of the following:

                                                                 DECEMBER 31
                                                              -----------------
                                                               1996      1997
                                                              ------    -------
Deferred tax assets --
  Current...................................................  $2,204    $ 1,033
  Long-term.................................................     624      8,494
                                                              ------    -------
          Total.............................................   2,828      9,527
                                                              ------    -------
Deferred tax liabilities --
  Current...................................................   2,064        372
  Long-term.................................................   3,345      6,915
                                                              ------    -------
          Total.............................................   5,409      7,287
                                                              ------    -------
          Net deferred income tax (assets)/liabilities......  $2,581    $(2,240)
                                                              ======    =======

12. COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

  Insurance

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. During the fourth quarter of 1996, the Company established a self-insurance retention program for a portion of its medical claims. In addition, the Company established a self-insurance retention program for damages to Company-owned vehicles. The accrued insurance claims payable represents management's estimate of the Company's potential costs in satisfying the self-insurance retention for claims occurring through December 31, 1997. The accruals are based on known facts and historical trends, and management believes such accruals to be adequate.

13. EMPLOYEE BENEFIT PLANS:

     Prior to the Offering, Atlas maintained a defined contribution profit-sharing plan that covered substantially all employees. Atlas's contributions during the year ended December 31, 1995 and the nine months ended September 30, 1996 were $21 and $35, respectively.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     On September 26, 1996, effective with the Offering, the Company established a defined contribution profit-sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. Participation in the plan is available to substantially all employees. Eligible employees may contribute up to the lesser of 15% of their annual compensation or the maximum amount permitted under IRS regulations to their 401(k) accounts. The Company matches the contributions of participating employees on the basis of the percentages specified in the plan. Company matching contributions to this plan, which may be invested in Common Stock, were approximately $91 and $551 in 1996 and 1997, respectively. The Company also may make additional discretionary contributions.

14. SUBSEQUENT EVENTS:

  Stock Option Exchange

     In March 1998, the Board of Directors and the Compensation Committee of the Board of Directors approved a program whereby the Company would offer non-officer employees of the Company the ability to exchange existing stock options for a smaller number of newly issued stock options with an $11.00 exercise price. The number of options eligible for exchange is 718,000, and such options currently have exercise prices which range from $15.00 to $25.75. If all eligible employees elected to exchange the maximum number of eligible options, the number of newly issued options would be 581,000. The offer will terminate on April 30, 1998.

15. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

  Acquisitions Subsequent to December 31, 1997

     In the first quarter of 1998, the Company acquired all the outstanding stock or assets of three companies in exchange for 57,078 shares of Common Stock, $1,265 in cash and $1,250 aggregate principal amount of Series A Notes, bearing interest at 7.5% per annum. These companies provide residential services and commercial maintenance services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For the information called for by Item 10 (other than the information regarding Executive Officers, which is set forth in "Item
1 -- Business -- Executive Officers") and Items 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the "Commission") within 120 days after December 31, 1997, and which is incorporated herein by reference (except for the material included under the captions "Report of Compensation Committee" and "Performance Graph").

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements.

          For the financial statements filed as part of this Annual Report on Form 10-K, refer to "Index to Financial Statements" included in "Item
     8 -- Financial Statements and Supplementary Data."

     (2) Financial Statement Schedules.

          All financial statement schedules are omitted because they are not required or the required information is shown in the Company's consolidated financial statements or the notes thereto.

     (3) Exhibits.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *3.1            -- Restated Certificate of Incorporation of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 3.1).
         *3.2            -- Bylaws of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.2).
         *3.3            -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock (Form S-1, Reg. No.
                            333-06195, Ex. 3.3).
         *4.1            -- Form of Certificate representing Common Stock (Form S-1,
                            Reg. No. 333-06195, Ex. 4.1).
         *4.2            -- Rights Agreement of ARS, including form of Rights
                            Certificate as Exhibit B thereto (Form S-8, Reg. No.
                            333-13299, Ex. 4.4).
         *4.3            -- Registration Rights Agreement among ARS and the
                            stockholders listed on the signature pages thereto (Form
                            S-1, Reg. No. 333-06195, Ex. 4.3).
         *4.4            -- Stock Registration Agreement dated as of March 6, 1996
                            between ARS and Equus II Incorporated (Form S-1, Reg. No.
                            333-06195, Ex. 4.4).
         *4.5            -- Stock Piggyback Registration Agreement dated as of March
                            19, 1996 between EHC and NationsBank of Texas, N.A.
                            ("NationsBank") (Form S-1, Reg. No. 333-06195, Ex. 4.5).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *4.6            -- Revolving Loan Agreement dated March 3, 1997 among ARS,
                            NationsBank and the other parties designated therein
                            (Form 10-K for 1996, File No. 1-11849, Ex. 4.6).
         *4.7            -- First Amendment to Revolving Loan Agreement dated March
                            24, 1997, among ARS, NationsBank and the other parties
                            designated therein (Form 10-K for 1996, File No. 1-11849,
                            Ex. 4.7).
         *4.8            -- Second Amendment to Revolving Loan Agreement dated as of
                            June 30, 1997, among ARS, NationsBank and the other
                            parties designated therein (Form 10-Q for the period
                            ended June 30, 1997, File No. 1-11849, Ex. 4.8).
         *4.9            -- Indenture dated as of April 1, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            7 1/4% Convertible Subordinated Notes due 2004 (Form S-4,
                            Reg. No. 333-18623, Ex. 4.8).
         *4.10           -- Registration Rights Agreement dated as of April 1, 1997 between ARS and Smith Barney, Inc., Goldman Sachs & Co.
                            and Montgomery Securities (Form S-4, Reg. No. 333-18623,
                            Ex. 4.9).
         *4.11           -- Indenture dated as of July 31, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            Convertible Subordinated Debt Securities (the
                            "Convertible Debt Securities Indenture") (Form 10-Q for
                            the period ended June 30, 1997, File 1-11849, Ex. 4.11).
          4.12           -- Form of Convertible Senior Subordinated Note, Series A,
                            issuable pursuant to the Convertible Debt Securities
                            Indenture.
                         ARS and certain of its subsidiaries are parties to certain debt instruments under which the total amount of
                            securities authorized does not exceed 10% of the total
                            assets of ARS and its subsidiaries on a consolidated
                            basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
                            Regulation S-K, ARS agrees to furnish a copy of such
                            instruments to the Commission upon request.
       +*10.1            -- ARS 1996 Incentive Plan (Form S-1, Reg. No. 333-06195,
                            Ex. 10.1).
        +10.2            -- Amendment to 1996 Incentive Plan.
       +*10.3            -- ARS 1997 Employee Incentive Plan (Form S-8, Reg. No.
                            333-44913, Ex. 4.5).
        +10.4            -- Amendment to 1997 Employee Incentive Plan.
       +*10.5            -- Employment Agreement dated as of November 1, 1995 between
                            ARS and Howard S. Hoover, Jr., as amended (Form S-1, Reg.
                            No. 333-06195, Ex. 10.2).
       +*10.6            -- Employment Agreement dated as of November 1, 1997 between
                            ARS and Thomas Amonett (Form S-4, No. 333-31815, Ex.
                            10.17).
       +*10.7            -- Employment Agreement dated as of November 1, 1995 between
                            ARS and C. Clifford Wright, Jr., as amended (Form S-1,
                            Reg. No. 333-06195, Ex. 10.3).
        +10.8            -- Employment Agreement dated as of March 4, 1998 between
                            ARS and Harry O. Nicodemus, IV.
       +*10.9            -- Employment Agreement dated as of March 6, 1996 between
                            ARS and John D. Held, as amended (Form S-1, Reg. No.
                            333-06195, Ex. 10.5).
       +*10.10           -- Employment Agreement dated as of March 6, 1996 between
                            ARS and A. Jefferson Walker III (Form S-1, Reg. No.
                            333-06195, Ex. 10.6).
       +*10.11           -- Employment Agreement dated as of April 15, 1996 between
                            ARS and Michael Mamaux (Form S-1, Reg. No. 333-06195, Ex.
                            10.7).
       +*10.12           -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Elliot Sokolow (Form S-1, Reg. No. 333-06195, Ex.
                            10.8).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       +*10.13           -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Gorden H. Timmons (Form S-1, Reg. No. 333-06195,
                            Ex. 10.10).
       +*10.14           -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Frank N. Menditch (Form S-1, Reg. No. 333-06195,
                            Ex. 10.12).
        *10.15           -- Form of Indemnification Agreement between ARS and each of its directors and executive officers (Form S-1, Reg. No.
                            333-06195, Ex. 10.15).
       +*10.16           -- Executive Supplemental Disability Plan of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 10.16).
       +*10.17           -- Executive Supplemental Life Insurance Plan of ARS (Form
                            S-1, Reg. No. 333-06195, Ex. 10.17).
       +*10.18           -- ARS Deferred Compensation Plan (Form S-1, Reg. No.
                            333-06195, Ex. 10.18).
         21.1            -- List of Subsidiaries.
         23.1            -- Consent of Arthur Andersen LLP.
         27.1            -- Financial Data Schedule.

---------------

* Incorporated by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

  (b)  Reports on Form 8-K.

          In 1997, the Company filed Current Reports on Form 8-K dated (i) March 4, 1997 to announce the Company's proposed private placement of convertible subordinated notes, and (ii) December 8, 1997 to file historical financial statements of the Company that were retroactively restated to give effect to the operations of 15 businesses acquired by the Company in 1997 accounted for using the pooling-of-interests method of accounting.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            AMERICAN RESIDENTIAL SERVICES, INC.

                                            By:    /s/ THOMAS N. AMONETT

                                              ----------------------------------
                                                      Thomas N. Amonett
                                                President and Chief Executive
                                                            Officer

Date: March 31, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON MARCH 31, 1998 IN THE CAPACITIES INDICATED.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                /s/ THOMAS N. AMONETT                    President, Chief Executive Officer, and
-----------------------------------------------------      Director (Principal Executive Officer)
                  Thomas N. Amonett

             /s/ HARRY O. NICODEMUS, IV                  Senior Vice President, Chief Financial
-----------------------------------------------------      Officer and Chief Accounting Officer
               Harry O. Nicodemus, IV                      (Principal Financial Officer and Principal
                                                           Accounting Officer)

              /s/ HOWARD S. HOOVER, JR.                  Chairman of the Board
-----------------------------------------------------
                Howard S. Hoover, Jr.

                /s/ GORDEN H. TIMMONS                    Chief Operating Officer and Director
-----------------------------------------------------
                  Gorden H. Timmons

              /s/ ROBERT J. CRUIKSHANK                   Director
-----------------------------------------------------
                Robert J. Cruikshank

                 /s/ RANDALL B. HALE                     Director
-----------------------------------------------------
                   Randall B. Hale

                  /s/ NOLAN LEHMANN                      Director
-----------------------------------------------------
                    Nolan Lehmann

              /s/ WILLIAM P. MCCAUGHEY                   Director
-----------------------------------------------------
                William P. McCaughey

                /s/ FRANK N. MENDITCH                    Senior Vice President and Director
-----------------------------------------------------
                  Frank N. Menditch

                 /s/ ELLIOT SOKOLOW                      Senior Vice President and Director
-----------------------------------------------------
                   Elliot Sokolow

                  /s/ DON D. SYKORA                      Director
-----------------------------------------------------
                    Don D. Sykora

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *3.1            -- Restated Certificate of Incorporation of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 3.1).
         *3.2            -- Bylaws of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.2).
         *3.3            -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock (Form S-1, Reg. No.
                            333-06195, Ex. 3.3).
         *4.1            -- Form of Certificate representing Common Stock (Form S-1,
                            Reg. No. 333-06195, Ex. 4.1).
         *4.2            -- Rights Agreement of ARS, including form of Rights
                            Certificate as Exhibit B thereto (Form S-8, Reg. No.
                            333-13299, Ex. 4.4).
         *4.3            -- Registration Rights Agreement among ARS and the
                            stockholders listed on the signature pages thereto (Form
                            S-1, Reg. No. 333-06195, Ex. 4.3).
         *4.4            -- Stock Registration Agreement dated as of March 6, 1996
                            between ARS and Equus II Incorporated (Form S-1, Reg. No.
                            333-06195, Ex. 4.4).
         *4.5            -- Stock Piggyback Registration Agreement dated as of March
                            19, 1996 between EHC and NationsBank of Texas, N.A.
                            ("NationsBank") (Form S-1, Reg. No. 333-06195, Ex. 4.5).
         *4.6            -- Revolving Loan Agreement dated March 3, 1997 among ARS,
                            NationsBank and the other parties designated therein
                            (Form 10-K for 1996, File No. 1-11849, Ex. 4.6).
         *4.7            -- First Amendment to Revolving Loan Agreement dated March
                            24, 1997, among ARS, NationsBank and the other parties
                            designated therein (Form 10-K for 1996, File No. 1-11849,
                            Ex. 4.7).
         *4.8            -- Second Amendment to Revolving Loan Agreement dated as of
                            June 30, 1997, among ARS, NationsBank and the other
                            parties designated therein (Form 10-Q for the period
                            ended June 30, 1997, File No. 1-11849, Ex. 4.8).
         *4.9            -- Indenture dated as of April 1, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            7 1/4% Convertible Subordinated Notes due 2004 (Form S-4,
                            Reg. No. 333-18623, Ex. 4.8).
         *4.10           -- Registration Rights Agreement dated as of April 1, 1997 between ARS and Smith Barney, Inc., Goldman Sachs & Co.
                            and Montgomery Securities (Form S-4, Reg. No. 333-18623,
                            Ex. 4.9).
         *4.11           -- Indenture dated as of July 31, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            Convertible Subordinated Debt Securities (the
                            "Convertible Debt Securities Indenture") (Form 10-Q for
                            the period ended June 30, 1997, File 1-11849, Ex. 4.11).
          4.12           -- Form of Convertible Senior Subordinated Note, Series A,
                            issuable pursuant to the Convertible Debt Securities
                            Indenture.
                         ARS and certain of its subsidiaries are parties to certain debt instruments under which the total amount of
                            securities authorized does not exceed 10% of the total
                            assets of ARS and its subsidiaries on a consolidated
                            basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
                            Regulation S-K, ARS agrees to furnish a copy of such
                            instruments to the Commission upon request.
       +*10.1            -- ARS 1996 Incentive Plan (Form S-1, Reg. No. 333-06195,
                            Ex. 10.1).
        +10.2            -- Amendment to 1996 Incentive Plan.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       +*10.3            -- ARS 1997 Employee Incentive Plan (Form S-8, Reg. No.
                            333-44913, Ex. 4.5).
        +10.4            -- Amendment to 1997 Employee Incentive Plan.
       +*10.5            -- Employment Agreement dated as of November 1, 1995 between
                            ARS and Howard S. Hoover, Jr., as amended (Form S-1, Reg.
                            No. 333-06195, Ex. 10.2).
       +*10.6            -- Employment Agreement dated as of November 1, 1997 between
                            ARS and Thomas Amonett (Form S-4, No. 333-31815, Ex.
                            10.17).
       +*10.7            -- Employment Agreement dated as of November 1, 1995 between
                            ARS and C. Clifford Wright, Jr., as amended (Form S-1,
                            Reg. No. 333-06195, Ex. 10.3).
        +10.8            -- Employment Agreement dated as of March 4, 1998 between
                            ARS and Harry O. Nicodemus, IV.
       +*10.9            -- Employment Agreement dated as of March 6, 1996 between
                            ARS and John D. Held, as amended (Form S-1, Reg. No.
                            333-06195, Ex. 10.5).
       +*10.10           -- Employment Agreement dated as of March 6, 1996 between
                            ARS and A. Jefferson Walker III (Form S-1, Reg. No.
                            333-06195, Ex. 10.6).
       +*10.11           -- Employment Agreement dated as of April 15, 1996 between
                            ARS and Michael Mamaux (Form S-1, Reg. No. 333-06195, Ex.
                            10.7).
       +*10.12           -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Elliot Sokolow (Form S-1, Reg. No. 333-06195, Ex.
                            10.8).
       +*10.13           -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Gorden H. Timmons (Form S-1, Reg. No. 333-06195,
                            Ex. 10.10).
       +*10.14           -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Frank N. Menditch (Form S-1, Reg. No. 333-06195,
                            Ex. 10.12).
        *10.15           -- Form of Indemnification Agreement between ARS and each of its directors and executive officers (Form S-1, Reg. No.
                            333-06195, Ex. 10.15).
       +*10.16           -- Executive Supplemental Disability Plan of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 10.16).
       +*10.17           -- Executive Supplemental Life Insurance Plan of ARS (Form
                            S-1, Reg. No. 333-06195, Ex. 10.17).
       +*10.18           -- ARS Deferred Compensation Plan (Form S-1, Reg. No.
                            333-06195, Ex. 10.18).
         21.1            -- List of Subsidiaries.
         23.1            -- Consent of Arthur Andersen LLP.
         27.1            -- Financial Data Schedule.

---------------

* Incorporated by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.