Form 10-Q
period 1998-03-31
AMERICAN RESIDENTIAL SERVICES INC
filed 1998-05-15
CIK 1014187

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 14, 1998, 15,880,870 shares of Common Stock, par value $.001 per share, of the registrant were outstanding.
================================================================================

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,      MARCH 31,
                                                                  1997            1998
                                                              ------------    -------------
                                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  5,190        $  3,001
  Accounts receivable --
     Trade, net of allowance of $2,315 and $2,225...........      47,383          47,266
     Other..................................................       8,821           9,450
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       5,337           6,119
  Inventories...............................................      17,847          16,326
  Prepaid expenses and other current assets.................       3,282           3,832
  Net assets held for resale................................         425             771
                                                                --------        --------
          Total current assets..............................      88,285          86,765
PROPERTY AND EQUIPMENT, net.................................      35,528          34,347
GOODWILL, net...............................................     205,528         207,728
OTHER NONCURRENT ASSETS.....................................       5,972           5,921
                                                                --------        --------
          Total assets......................................    $335,313        $334,761
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  1,284        $  1,363
  Accounts payable and accrued liabilities..................      53,409          46,757
  Unearned revenue on service and warranty contracts........       6,001           6,082
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       4,497           2,417
                                                                --------        --------
          Total current liabilities.........................      65,191          56,619
LONG-TERM DEBT, net of current maturities...................     135,087         142,822
UNEARNED REVENUE ON SERVICE AND WARRANTY CONTRACTS..........         472             474
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized; none issued and outstanding................          --              --
  Common stock, $.001 par value, 50,000,000 shares
     authorized; 15,321,322 and 15,384,400 shares issued and
     outstanding............................................          15              15
  Additional paid-in capital................................     152,983         153,171
  Retained deficit..........................................     (18,435)        (18,340)
                                                                --------        --------
       Total stockholders' equity...........................     134,563         134,846
                                                                --------        --------
          Total liabilities and stockholders' equity........    $335,313        $334,761
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

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
REVENUES....................................................  $70,908    $101,080
COST OF SERVICES............................................   50,885      76,028
                                                              -------    --------
  Gross profit..............................................   20,023      25,052
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................   16,579      22,711
                                                              -------    --------
INCOME FROM OPERATIONS......................................    3,444       2,341
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (1,120)     (2,750)
  Interest income...........................................       35          43
  Other, net................................................      248         536
                                                              -------    --------
INCOME BEFORE INCOME TAXES..................................    2,607         170
PROVISION FOR INCOME TAXES..................................    1,047          75
                                                              -------    --------
NET INCOME..................................................  $ 1,560    $     95
                                                              =======    ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING...................   13,389      15,363
                                                              =======    ========
BASIC EARNINGS PER SHARE....................................  $  0.12    $   0.01
                                                              =======    ========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.................   13,901      15,440
                                                              =======    ========
DILUTED EARNINGS PER SHARE..................................  $  0.11    $   0.01
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  1,560    $     95
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities --
      Depreciation and amortization.........................     2,068       3,057
      Deferred tax expense..................................       220          --
      Loss (gain) on sale of property and equipment.........       201        (322)
      Current taxes on acquired S corporations..............       674          --
      Changes in operating assets and liabilities --
         (Increase) decrease in --
           Accounts receivable, net.........................      (804)         49
           Cost and estimated earnings in excess of billings      (776)
            on uncompleted contracts........................                  (782)
           Inventories......................................    (1,557)      1,567
           Prepaid expenses and other current assets........      (365)       (544)
           Other noncurrent assets..........................        14         105
         Increase (decrease) in --
           Accounts payable and accrued liabilities.........    (1,072)     (7,071)
           Unearned revenue on service and warranty               (439)
            contracts.......................................                   (16)
           Billings in excess of costs and estimated               121
            earnings on uncompleted contracts...............                (2,080)
      Other, net............................................      (641)     (1,511)
                                                              --------    --------
         Net cash used in operating activities..............      (796)     (7,453)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................    (2,183)     (2,224)
  Proceeds from sales of property and equipment.............        79       2,221
  Cash paid for business acquisitions, net of cash                (673)
    acquired................................................                (2,447)
                                                              --------    --------
         Net cash used in investing activities..............    (2,777)     (2,450)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................   (38,498)    (16,547)
  Proceeds from borrowings on long-term debt................    37,885      24,205
  Exercise of stock options.................................        --          90
  S corporation dividends paid by the Restated Businesses...    (1,097)         --
  Other, net................................................      (105)        (34)
                                                              --------    --------
         Net cash provided by (used in) financing               (1,815)
          activities........................................                 7,714
                                                              --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (5,388)     (2,189)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     9,984       5,190
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  4,596    $  3,001
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $    661    $  1,620
    Income taxes............................................       644         989

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     In October 1995, American Residential Services, Inc. ("ARS" and, collectively with its subsidiaries, the "Company") was founded to create a leading national provider of (i) comprehensive maintenance, repair and replacement services for heating, ventilating and air conditioning ("HVAC"), plumbing, electrical, indoor air quality and other systems and major home appliances in homes and small commercial buildings and (ii) new installation of those systems in homes and small commercial facilities under construction (collectively "residential services"). Through its wholly owned subsidiary, American Mechanical Services, ARS also provides comprehensive maintenance, repair, replacement, reconfiguration and monitoring services for HVAC, plumbing and electrical systems and controls in existing large commercial, industrial and institutional facilities such as office buildings, health care facilities, educational facilities and retail centers (collectively, "commercial maintenance services").

     On September 27, 1996, ARS acquired in separate transactions seven residential services businesses (the "Founding Companies") in exchange for consideration consisting of a combination of cash and shares of its common stock, par value $.001 per share (the "Common Stock"). The initial public offering (the "IPO") of the Common Stock closed simultaneously with the closing of those acquisitions. From September 30, 1996 through March 31, 1998, the Company acquired an additional 83 businesses, of which 70 (the "Acquired Businesses") were acquired since January 1, 1997. Of the Acquired Businesses, 46 (the "Purchased Businesses") were accounted for under the purchase method of accounting, and the remainder (the "Pooled Businesses") were accounted for under the pooling-of-interests method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed in certain purchase transactions has been recorded initially based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

     The historical financial statements of the Company have been retroactively restated to give effect to the operations of 15 of the 24 Pooled Businesses (the "Restated Businesses"). The nine remaining Pooled Businesses are not individually significant to prior historical periods and are included in the consolidated results of the Company beginning on their respective dates of acquisition.

     The consolidated financial statements presented herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three months ended March 31, 1997 and 1998.

     Operating results for interim periods are not necessarily indicative of the results for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in ARS's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see
Note 3 of the Notes to Consolidated Financial Statements of the Company in the 1997 Form 10-K.

  New Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." At adoption, SOP 98-5 requires the write-off of any unamortized start-up costs as a cumulative effect of a change in accounting principle and, going forward, the expensing of all start-up activity costs as they are incurred. The Company plans to adopt SOP 98-5 in the first quarter of 1999 and believes that adoption will not have a material effect on its consolidated financial statements.

3. LONG-TERM DEBT

     The Company has in place a $100.0 million revolving credit facility (the "Credit Facility") with a syndicate of banks. For a description of the Credit Facility and the covenants thereunder, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 2 of this Report. As of March 31, 1998, the Company had $86.4 million in outstanding borrowings under the Credit Facility, bearing interest at a weighted average rate of approximately 7.1%.

     The Company also has outstanding $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). The 7 1/4% Notes are unsecured obligations of ARS and are convertible at $25.50 per share, subject to adjustment in certain events, into an aggregate of 2,156,863 shares of Common Stock. The 7 1/4% Notes contain cross-default provisions that give the holders of the 7 1/4% Notes the right to accelerate payment in the event of a default under certain of the Company's debt agreements, including the Credit Facility. The Company is obligated to repurchase the 7 1/4% Notes in the event of a change in control of the Company, as defined in the indenture governing the 7 1/4% Notes.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

4. EARNINGS PER SHARE

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                                                THREE MONTHS
                                                               ENDED MARCH 31
                                                              ----------------
                                                               1997      1998
                                                              ------    ------
Shares issued in the acquisition of Atlas Services, Inc.....   1,067     1,067
Shares issued in the acquisitions of the Restated
  Businesses................................................   3,018     3,018
Shares issued in the formation of ARS.......................   1,268     1,268
Shares issued to the stockholders of the remaining Founding
  Companies.................................................   1,884     1,884
Shares sold in the IPO......................................   4,830     4,830
Shares awarded to certain employees and consultants.........      40        40
Shares issued in the acquisitions consummated in the fourth
  quarter of 1996...........................................   1,282     1,282
Weighted average portion of shares issued in the
  acquisitions of the Acquired Businesses (excluding the
  Restated Businesses)......................................      --     1,932
Weighted average shares attributable to exercised stock
  options...................................................      --        42
                                                              ------    ------
     Basic weighted average shares outstanding..............  13,389    15,363
Dilutive effect of stock options, net of assumed repurchase
  of treasury stock.........................................     512        77
                                                              ------    ------
     Diluted weighted average shares outstanding............  13,901    15,440
                                                              ======    ======

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," issued in February 1997, revised the methodology used in computing earnings per share ("EPS"), such that the computations required for primary and fully diluted EPS have been replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

     The Company adopted SFAS No. 128 effective December 15, 1997 and restated EPS for all prior periods.

5. INCOME TAXES

     The Company files a consolidated federal income tax return, which includes the operations of all businesses acquired for periods subsequent to their respective dates of acquisition. The acquired businesses file "short period" federal income tax returns through their respective acquisition dates.

     Certain of the Restated Businesses were S corporations for income tax purposes prior to their acquisition by the Company. Accordingly, any income tax liabilities for the periods prior to their acquisition dates are the responsibility of the former owners. For purposes of these consolidated financial statements, federal and state income taxes have been reflected as if those Restated Businesses had filed C corporation tax returns for the pre-acquisition periods, with the current income tax expense of those S corporations reflected as an increase to additional paid-in capital.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

6. BUSINESS COMBINATIONS

  Poolings

     From January 1, 1997 through March 31, 1998, the Company acquired the 24 Pooled Businesses under the pooling-of-interests method in exchange for 3,746,987 shares of Common Stock. The results of operations of the 15 Restated Businesses are included in both periods presented herein, while the results of operations of the other nine Pooled Businesses are included from their respective effective acquisition dates. The combined revenues and net income of the 15 Restated Businesses prior to their acquisitions by the Company for the three months ended March 31, 1997 are presented below. As all Restated Businesses were acquired during 1997, there is no impact on the revenues and net income of the Company in the first quarter of 1998.

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                                  1997
                                                              ------------
Revenues....................................................    $15,462
Net Income..................................................      1,033

  Purchases

     From January 1, 1997 through March 31, 1998, the Company acquired the 46 Purchased Businesses under the purchase method of accounting. The aggregate consideration paid in those transactions consisted of $49.7 million in cash, 1,166,168 shares of Common Stock, $1.25 million aggregate principal amount of ARS's Convertible Senior Subordinated Notes, Series A and a promissory note in the principal amount of $1.8 million. The accompanying consolidated balance sheet as of March 31, 1998 includes preliminary estimates of fair value that may be revised as additional information concerning the valuation of the assets and liabilities of the businesses acquired becomes available. See Note 1 above.

     Set forth below are unaudited pro forma combined revenue and net income data reflecting the pro forma effect of the acquisitions of the Acquired Businesses as if they were effective on January 1, 1997 (in millions, except per share amounts).

                                                               THREE MONTHS
                                                              ENDED MARCH 31
                                                              --------------
                                                               1997    1998
                                                              ------  ------
Revenues....................................................  $108.0  $102.0
                                                              ======  ======
Net income..................................................  $  3.0  $ 0.11
                                                              ======  ======
Basic net income per share..................................  $ 0.19  $ 0.01
                                                              ======  ======
Diluted net income per share................................  $ 0.18  $ 0.01
                                                              ======  ======

     Pro forma adjustments included in the amounts above primarily relate to:
(i) compensation differentials, reflecting reduced compensation amounts agreed to in connection with certain acquisitions, (ii) adjustments for rent expense on certain leased facilities, reflecting reductions in rent agreed to in connection with certain acquisitions, (iii) adjustments for the effects of assets distributed to and costs of certain leases assumed by former owners of certain of the businesses acquired, (iv) adjustments for pro forma goodwill amortization expense using a 40-year estimated life, (v) eliminations of historical interest expense related to certain obligations that were repaid or not assumed by the Company, offset by interest expense on borrowed funds used to pay the cash portion of the purchase price of the businesses acquired, (vi) the issuance and sale of the 7 1/4% Notes by ARS and the application of the proceeds from that sale and (vii) adjustments to the federal and state income tax provisions on pro forma operating results. Basic and diluted net income per share for the

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

three months ended March 31, 1997 and 1998 assumes all shares issued for the acquisitions of the Acquired Businesses had been outstanding at the beginning of the periods presented.

     The pro forma results presented above are not necessarily indicative of actual results that might have occurred had the operations and management teams of ARS and the businesses acquired been combined at the beginning of the periods presented and are not necessarily indicative of future consolidated operating results.

7. RELATED PARTY TRANSACTION

     In March 1998, the Company sold an office and warehouse property to a company in which Gorden H. Timmons, an officer and director of the Company, owns a 50% equity interest. The sales price was $1.76 million, which was paid in full at the closing. Immediately after the sale, the Company leased a portion of the property from Mr. Timmons' company for a term of seven years, commencing April 1, 1998. The annual rent to be paid under the lease is $155,625, which is not subject to increase during the seven-year term of the lease. The gain recognized on the sale of the property in the amount of approximately $355,000 has been deferred in the accompanying consolidated financial statements and will be amortized over the life of the lease.

8. SUBSEQUENT EVENTS

  Stock Option Exchange

     In March 1998, the Board of Directors and the Compensation Committee of the Board of Directors approved a program whereby the Company offered certain non-officer employees of the Company the ability to exchange a total of 711,700 existing stock options, with exercise prices ranging from $15.00 to $25.75, for a smaller number of newly issued stock options with an exercise price of $11.00 per share. The offer terminated on April 30, 1998. Substantially all employees eligible under the program elected to exchange their eligible options, resulting in 572,050 newly issued options.

  Subsequent Acquisitions

     Subsequent to March 31, 1998 through May 14, 1998, the Company completed two additional acquisitions for approximately $5.3 million in cash and 496,470 shares of Common Stock. The Company will account for these acquisitions under the purchase method of accounting.

  Sale of Retail Appliance Division

     In April 1998, the Company sold its retail appliance sales business, reported in the Company's consolidated financial statements as net assets held for resale to an unrelated third party. In 1997, as part of a special charge, the Company recorded a write-down of that business in the amount of $5.1 million, including a loss accrual on future lease commitments, relating to the planned sale of that business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Report and the consolidated financial statements and notes thereto included in the 1997 Form 10-K. Statements herein regarding future financial or operational performance and results of the Company or other similar matters that are not historical facts constitute forward-looking statements and are subject to numerous risks and uncertainties, including but not limited to the availability of attractive acquisition opportunities, the successful integration and profitable management of businesses acquired, the improvement of operating efficiencies, the availability of working capital and funding for future acquisitions, the ability to grow internally through expansion of services and customer bases and reduction of overhead and the level and nature of competition from other residential services and commercial maintenance services providers. For additional information, see "Factors That May Affect Future Results" in Item 1 of the 1997 Form 10-K.

     The Company derives its revenues primarily from (i) owners and occupants of homes and small commercial buildings, (ii) builders and developers of new homes, residential developments and small commercial buildings and (iii) owners and managers of large commercial, industrial, educational, institutional and retail facilities and federal and local governments. Cost of services consists primarily of salaries and benefits of service and installation personnel, parts and materials, subcontracted services, depreciation, maintenance, fuel and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits payable to former owners of businesses acquired and to management and administrative personnel, advertising, office rent and utilities, communications and professional fees.

     ARS conducted no operations prior to September 27, 1996 other than in connection with the IPO and the acquisitions of the Founding Companies. Since then and through March 31, 1998, the Company acquired an additional 83 businesses, of which 70 were acquired since January 1, 1997 (the "Acquired Businesses"). Each of the businesses acquired operated as separate, independent businesses prior to its acquisition by the Company. The integration of the operations and administrative functions of the businesses acquired with the Company may present opportunities to reduce costs as a percentage of revenues through the elimination of duplicative functions and through economies of scale, particularly in obtaining additional contracts through shared customer lists and greater volume discounts from material suppliers, but will necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration and facilities expansion. The success of the Company will depend, in part, on the extent to which the Company is able to effectively integrate the businesses that the Company has acquired and those that it may acquire in the future. In addition, the various costs and possible cost-savings resulting from the integration process may make historical operating results not comparable to, or indicative of, future performance.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of the Company's revenues:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31
                                                              ---------------
                                                              1997      1998
                                                              -----     -----
Revenues....................................................  100.0%    100.0%
Cost of services............................................   71.8      75.2
                                                              -----     -----
  Gross profit..............................................   28.2      24.8
Selling, general and administrative expenses................   23.4      22.5
                                                              -----     -----
  Income from operations....................................    4.8       2.3
Interest expense............................................   (1.6)     (2.7)
Interest income and other, net..............................    0.4       0.6
                                                              -----     -----
Income before income taxes..................................    3.6       0.2
Provision for income taxes..................................    1.5       0.1
                                                              -----     -----
Net income..................................................    2.1%      0.1%
                                                              =====     =====

  Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

     Revenues -- Revenues increased $30.2 million, or 42.6%, from $70.9 million for the three months ended March 31, 1997 to $101.1 million for the three months ended March 31, 1998. This increase in revenues was primarily attributable to the inclusion of revenues of approximately $32.8 million from those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates, partially offset by a decrease in revenues related to (i) decreased demand for the Company's residential maintenance, repair and replacement services in the midwest United States due to mild weather conditions and (ii) decreased demand for the Company's residential new installation services due to rainy weather conditions in the southern and southeastern coastal regions of the United States.

     Cost of services -- Cost of services increased $25.1 million, or 49.3%, from $50.9 million for the three months ended March 31, 1997 to $76.0 million for the three months ended March 31, 1998, while gross profit increased $5.1 million, or 25.5%, from $20.0 million for the three months ended March 31, 1997 to $25.1 million for the three months ended March 31, 1998. Acquisitions effected by the Company during the twelve months ended March 31, 1998 accounted for these increases. However, as a percentage of revenues, gross profit decreased from 28.2% for the three months ended March 31, 1997 to 24.8% for the same period in 1998. This decrease was primarily attributable to a decline in residential maintenance, repair and replacement service revenues, which typically generate higher margins, as a percentage of total revenues.

     Selling, general and administrative expenses -- Selling, general and administrative expenses increased $6.1 million, or 36.8%, from $16.6 million for the three months ended March 31, 1997 to $22.7 million for the three months ended March 31, 1998. This increase was primarily attributable to the following: inclusion of selling, general and administrative expenses of those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates, goodwill amortization associated with the purchase acquisitions and increases in ARS's corporate personnel and administrative infrastructure. However, as a percentage of revenues, selling, general and administrative expenses decreased slightly from 23.4% for the three months ended March 31, 1997 to 22.5% for the same period in 1998, primarily due to reduced payroll costs associated with the headcount reduction initiative instituted by the Company in the fourth quarter of 1997 and reduced facilities expenses associated with the consolidation of certain operating facilities initiated by the Company during the fourth quarter of 1997.

     Interest expense -- Interest expense increased $1.7 million, or 154.5%, from $1.1 million for the three months ended March 31, 1997 to $2.8 million for the three months ended March 31, 1998. This increase was attributable principally to increased levels of outstanding indebtedness, due to the use of borrowings under the Credit Facility to fund the cash portion of the purchase prices the Company paid for the Acquired Businesses during the twelve months ended March 31, 1998 and the issuance by ARS of its 7 1/4% Notes in April 1997.

     Interest income and other, net -- Interest income and other, net, increased by $0.2 million from the three months ended March 31, 1997 to the corresponding period in 1998.

     Provision for income taxes -- For the three months ended March 31, 1998, the Company recorded a provision for income taxes of $0.1 million as compared to a provision for income taxes of $1.0 million recorded for the three months ended March 31, 1997. The effective tax rate for the three months ended March 31, 1998 was 44%, representing management's estimate of the effective tax rate for 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1998, net cash used in operating activities was $7.5 million, which was primarily attributable to a decrease of $7.1 million in accounts payable and accrued liabilities since December 31, 1997. The decrease in accounts payable and accrued expenses at the end of the quarter as compared to December 31, 1997 is consistent with the decrease in selling, general and administrative expenses as a percentage of revenues and the decrease in inventory and certain other operating expenses due to the seasonal nature of the residential services industry (see "Seasonality and Fluctuations in Operating Results") and also reflects offsets against year-end 1997 accruals as a result of payments made during the first quarter of 1998. Also during the three months ended March 31, 1998, capital expenditures totaled $2.2 million and net borrowings of debt amounted to $7.7 million. The Company anticipates capital expenditures (exclusive of acquisitions) of approximately $8.0 million during the remainder of 1998, primarily for computer systems, leasehold improvements and furniture and fixtures. The Company believes its cash flow from operations and the borrowings available under its Credit Facility will be sufficient to support its ongoing operations and anticipated capital expenditures for the remainder of 1998.

     The Company's Credit Facility provides for borrowings, on a revolving basis, up to $100.0 million, which may be used for general corporate purposes, including the funding of any cash paid in connection with acquisitions, refinancing indebtedness of businesses acquired, capital expenditures and working capital. Loans under the Credit Facility bear interest at a designated variable base rate plus a margin ranging from 0 to 50 basis points, depending on the ratio of the Company's interest-bearing debt to its trailing 12-month earnings before interest, taxes, depreciation and amortization ("EBITDA"). At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 200 basis points, depending on the same ratio. The margin is reset on a quarterly basis and also may be reset on the closing of an acquisition involving cash consideration in excess of $5.0 million or upon a principal repayment in excess of $5.0 million. Commitment fees of 30 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility has a $5.0 million sublimit for standby letters of credit. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of dividends by the Company (except for dividends payable in Common Stock and certain preferred stock), does not permit the Company to incur or assume other indebtedness (other than approved subordinated indebtedness) in excess of any amount equal to 5% of its consolidated net worth and requires the Company to comply with certain financial covenants, including minimum net worth requirements and maintenance of a total consolidated funded debt to EBITDA ratio and an income coverage ratio. Management currently estimates that its margin of compliance under the Credit Facility for its reporting periods in 1998 for certain financial covenants in the Credit Facility will be lower than it was in corresponding reporting periods in 1997. The Credit Facility will terminate and all amounts outstanding, if any, thereunder will be due and payable in September 1999. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and the Company has pledged the stock of its operating subsidiaries as collateral for its obligations under the Credit Facility. The Company is obligated to pay all principal and interest outstanding on the Credit Facility in the event of a change in control of the Company, as defined in the agreement governing the Credit Facility. At March 31, 1998, the Company's outstanding borrowings under the Credit Facility were $86.4 million, bearing interest at a weighted average rate of 7.1%. As of May 14, 1998, the Company had outstanding borrowings under the Credit Facility in the amount of $93.3 million, bearing interest at a weighted average rate of 7.4%.

     The Company is currently evaluating an increase in the size of its Credit Facility or alternate sources of financing to provide for borrowings in excess of $100.0 million that it will use to retire the Credit Facility. Such increased or alternate sources of financing will be used to fund the cash portion of the purchase price of future acquisitions and for general corporate purposes. Unless and until such an increased or alternate source of financing is put in place, the Company's ability to consummate acquisitions that require material amounts of cash as purchase price consideration will be materially constrained. If the Credit Facility is retired, the Company expects it will take a non-cash charge for bank loan origination and commitment fees of approximately $800,000.

     The Company intends to continue to pursue attractive acquisition opportunities of both residential services and commercial maintenance services businesses; however, the timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of Common Stock, working capital, cash flow from operations and borrowings, issuances of convertible debt securities and the possible public or private sale of additional debt or equity securities. The Company maintains an effective shelf registration statement under the Securities Act of 1933 that covers shares of Common Stock and convertible debt securities for use as consideration in acquisitions. As of March 31, 1998, 10,086,845 registered shares of Common Stock were available for this purpose, and the Company was authorized by its Credit Facility lenders to issue in connection with acquisitions up to $23.75 million aggregate principal amount of registered convertible subordinated debt securities maturing no earlier than April 15, 2004.

     In the first quarter of 1998, the Company acquired three businesses for an aggregate consideration of $1.3 million in cash, 57,078 shares of Common Stock and $1.25 million aggregate principal amount of registered convertible debt securities. Since March 31, 1998 through May 14, 1998, the Company acquired two businesses for an aggregate consideration of $5.3 million in cash and 496,470 shares of Common Stock. Funding of the cash portion of the purchase prices and repayment of certain indebtedness assumed in connection with those acquisitions was provided by funds from operations and borrowings under the Credit Facility.

SEASONALITY AND FLUCTUATIONS IN OPERATING RESULTS

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

                      AMERICAN RESIDENTIAL SERVICES, INC.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          *3.1           -- Restated Certificate of Incorporation of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 3.1).
          *3.2           -- Bylaws of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.2).
          *3.3           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock (Form S-1, Reg. No.
                            333-06195, Ex. 3.3).
          *4.1           -- Form of Certificate representing Common Stock (Form S-1,
                            Reg. No. 333-06195, Ex. 4.1).
          *4.2           -- Rights Agreement of ARS, including form of Rights
                            Certificate as Exhibit B thereto (Form S-8, Reg. No.
                            333-13299, Ex. 4.4).
          *4.3           -- Registration Rights Agreement among ARS and the
                            stockholders listed on the signature pages thereto (Form
                            S-1, Reg. No. 333-06195, Ex. 4.3).
          *4.4           -- Stock Registration Agreement dated as of March 6, 1996
                            between ARS and Equus II Incorporated (Form S-1, Reg. No.
                            333-06195, Ex. 4.4).
          *4.5           -- Stock Piggyback Registration Agreement dated as of March
                            19, 1996 between EHC and NationsBank of Texas, N.A.
                            ("NationsBank") (Form S-1, Reg. No. 333-06195, Ex. 4.5).
          *4.6           -- Revolving Loan Agreement dated March 3, 1997 among ARS,
                            NationsBank and the other parties designated therein
                            (Form 10-K for 1996, File No. 1-11849, Ex. 4.6).
          *4.7           -- First Amendment to Revolving Loan Agreement dated March
                            24, 1997, among ARS, NationsBank and the other parties
                            designated therein (Form 10-K for 1996, File No. 1-11849,
                            Ex. 4.7).
          *4.8           -- Second Amendment to Revolving Loan Agreement dated as of
                            June 30, 1997, among ARS, NationsBank and the other
                            parties designated therein (Form 10-Q for the period
                            ended June 30, 1997, File No. 1-11849, Ex. 4.8).
          *4.9           -- Indenture dated as of April 1, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            7 1/4% Convertible Subordinated Notes due 2004 (Form S-4,
                            Reg. No. 333-18623, Ex. 4.8).
          *4.10          -- Registration Rights Agreement dated as of April 1, 1997 between ARS and Smith Barney Inc., Goldman, Sachs & Co.
                            and Montgomery Securities (Form S-4, Reg. No. 333-18623,
                            Ex. 4.9).
          *4.11          -- Indenture dated as of July 31, 1997, between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            Convertible Subordinated Debt Securities (the
                            "Convertible Debt Securities Indenture") (Form 10-Q for
                            the period ended June 30, 1997, File 1-11849, Ex. 4.11).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           4.12          -- Form of Convertible Senior Subordinated Note, Series A,
                            issuable pursuant to the Convertible Debt Securities
                            Indenture.
                         -- ARS and certain of its subsidiaries are parties to
                            certain debt instruments under which the total amount of
                            securities authorized does not exceed 10% of the total
                            assets of ARS and its subsidiaries on a consolidated
                            basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
                            Regulation S-K, ARS agrees to furnish a copy of such
                            instruments to the Commission upon request.
         *10.1           -- Amendment to 1997 Employee Incentive Plan (Form 10-K for
                            1997, File No. 1-11849, Ex. 10.4).
         *10.2           -- Employment Agreement dated as of March 4, 1998 between
                            ARS and Harry O. Nicodemus, IV (Form 10-K for 1997, File
                            No. 1-11849, Ex. 10.8).
          27.1           -- Financial Data Schedule.

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

Dated: May 15, 1998

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          *3.1           -- Restated Certificate of Incorporation of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 3.1).
          *3.2           -- Bylaws of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.2).
          *3.3           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock (Form S-1, Reg. No.
                            333-06195, Ex. 3.3).
          *4.1           -- Form of Certificate representing Common Stock (Form S-1,
                            Reg. No. 333-06195, Ex. 4.1).
          *4.2           -- Rights Agreement of ARS, including form of Rights
                            Certificate as Exhibit B thereto (Form S-8, Reg. No.
                            333-13299, Ex. 4.4).
          *4.3           -- Registration Rights Agreement among ARS and the
                            stockholders listed on the signature pages thereto (Form
                            S-1, Reg. No. 333-06195, Ex. 4.3).
          *4.4           -- Stock Registration Agreement dated as of March 6, 1996
                            between ARS and Equus II Incorporated (Form S-1, Reg. No.
                            333-06195, Ex. 4.4).
          *4.5           -- Stock Piggyback Registration Agreement dated as of March
                            19, 1996 between EHC and NationsBank of Texas, N.A.
                            ("NationsBank") (Form S-1, Reg. No. 333-06195, Ex. 4.5).
          *4.6           -- Revolving Loan Agreement dated March 3, 1997 among ARS,
                            NationsBank and the other parties designated therein
                            (Form 10-K for 1996, File No. 1-11849, Ex. 4.6).
          *4.7           -- First Amendment to Revolving Loan Agreement dated March
                            24, 1997, among ARS, NationsBank and the other parties
                            designated therein (Form 10-K for 1996, File No. 1-11849,
                            Ex. 4.7).
          *4.8           -- Second Amendment to Revolving Loan Agreement dated as of
                            June 30, 1997, among ARS, NationsBank and the other
                            parties designated therein (Form 10-Q for the period
                            ended June 30, 1997, File No. 1-11849, Ex. 4.8).
          *4.9           -- Indenture dated as of April 1, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            7 1/4% Convertible Subordinated Notes due 2004 (Form S-4,
                            Reg. No. 333-18623, Ex. 4.8).
          *4.10          -- Registration Rights Agreement dated as of April 1, 1997 between ARS and Smith Barney Inc., Goldman, Sachs & Co.
                            and Montgomery Securities (Form S-4, Reg. No. 333-18623,
                            Ex. 4.9).
          *4.11          -- Indenture dated as of July 31, 1997, between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            Convertible Subordinated Debt Securities (the
                            "Convertible Debt Securities Indenture") (Form 10-Q for
                            the period ended June 30, 1997, File 1-11849, Ex. 4.11).
           4.12          -- Form of Convertible Senior Subordinated Note, Series A,
                            issuable pursuant to the Convertible Debt Securities
                            Indenture.
                         -- ARS and certain of its subsidiaries are parties to
                            certain debt instruments under which the total amount of
                            securities authorized does not exceed 10% of the total
                            assets of ARS and its subsidiaries on a consolidated
                            basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
                            Regulation S-K, ARS agrees to furnish a copy of such
                            instruments to the Commission upon request.
         *10.1           -- Amendment to 1997 Employee Incentive Plan (Form 10-K for
                            1997, File No. 1-11849, Ex. 10.4).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         *10.2           -- Employment Agreement dated as of March 4, 1998 between
                            ARS and Harry O. Nicodemus, IV (Form 10-K for 1997, File
                            No. 1-11849, Ex. 10.8).
          27.1           -- Financial Data Schedule.

---------------

* Incorporated by reference.