Form 10-Q
period 1998-06-30
AMERICAN RESIDENTIAL SERVICES INC
filed 1998-08-14
CIK 1014187

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 14, 1998, 15,870,955 shares of Common Stock, par value $.001 per share, of the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1997           1998
                                                              ------------    -----------
                                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  5,190       $  3,790
  Accounts receivable --
     Trade, net of allowance of $2,315 and $1,798...........      47,383         63,027
     Other..................................................       8,821          5,337
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       5,337          8,553
  Inventories...............................................      17,847         15,727
  Prepaid expenses and other current assets.................       3,282          6,545
  Net assets held for resale................................         425             --
                                                                --------       --------
          Total current assets..............................      88,285        102,979
PROPERTY AND EQUIPMENT, net.................................      35,528         34,853
GOODWILL, net...............................................     205,528        219,699
OTHER NONCURRENT ASSETS.....................................       5,972          6,309
                                                                --------       --------
          Total assets......................................    $335,313       $363,840
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  1,284       $  4,227
  Accounts payable and accrued liabilities..................      53,409         58,105
  Unearned revenue on service and warranty contracts........       6,001          6,826
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       4,497          3,790
                                                                --------       --------
          Total current liabilities.........................      65,191         72,948
LONG-TERM DEBT, net of current maturities...................     135,087        146,954
UNEARNED REVENUE ON SERVICE AND WARRANTY CONTRACTS..........         472            474
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized; none issued and outstanding................          --             --
  Common stock, $.001 par value, 50,000,000 shares
     authorized; 15,321,322 and 15,870,955 shares issued and
     outstanding............................................          15             16
  Additional paid-in capital................................     152,983        158,570
  Retained deficit..........................................     (18,435)       (15,122)
                                                                --------       --------
       Total stockholders' equity...........................     134,563        143,464
                                                                --------       --------
          Total liabilities and stockholders' equity........    $335,313       $363,840
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

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS           SIX MONTHS
                                                        ENDED JUNE 30,        ENDED JUNE 30,
                                                      -------------------   -------------------
                                                        1997       1998       1997       1998
                                                      --------   --------   --------   --------
REVENUES............................................  $ 92,373   $130,551   $163,281   $231,631
COST OF SERVICES....................................    64,427     96,194    115,312    172,201
                                                      --------   --------   --------   --------
  Gross profit......................................    27,946     34,357     47,969     59,430
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........    17,547     23,948     34,126     46,661
SPECIAL CHARGE......................................        --      1,270         --      1,270
                                                      --------   --------   --------   --------
INCOME FROM OPERATIONS..............................    10,399      9,139     13,843     11,499
OTHER INCOME (EXPENSE):
  Interest expense..................................    (1,688)    (2,977)    (2,808)    (5,727)
  Interest income...................................        49        127         84        170
  Other, net........................................       312        276        560        812
                                                      --------   --------   --------   --------
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM................................     9,072      6,565     11,679      6,754
PROVISION FOR INCOME TAXES..........................     3,972      3,067      5,019      3,141
                                                      --------   --------   --------   --------
NET INCOME BEFORE EXTRAORDINARY ITEM................     5,100      3,498      6,660      3,613
EXTRAORDINARY ITEM -- LOSS ON REFINANCING OF
  REVOLVING CREDIT FACILITY, NET OF INCOME TAX
  BENEFIT...........................................        --       (300)        --       (300)
                                                      --------   --------   --------   --------
NET INCOME..........................................  $  5,100   $  3,198   $  6,660   $  3,313
                                                      ========   ========   ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING...........    13,825     15,657     13,607     15,510
                                                      ========   ========   ========   ========
BASIC EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEM..............................................  $   0.37   $   0.22   $   0.49   $   0.23
EXTRAORDINARY ITEM..................................        --      (0.02)        --      (0.02)
                                                      --------   --------   --------   --------
BASIC EARNINGS PER SHARE............................  $   0.37   $   0.20   $   0.49   $   0.21
                                                      ========   ========   ========   ========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.........    14,216     15,735     14,055     15,588
                                                      ========   ========   ========   ========
DILUTED EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEM..............................................  $   0.36   $   0.22   $   0.47   $   0.23
EXTRAORDINARY ITEM..................................        --      (0.02)        --      (0.02)
                                                      --------   --------   --------   --------
DILUTED EARNINGS PER SHARE..........................  $   0.36   $   0.20   $   0.47   $   0.21
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

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  6,660    $  3,313
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities --
      Depreciation and amortization.........................     4,569       6,293
      Deferred tax expense..................................       793         221
      Gain on sale of property and equipment................      (170)       (678)
      Current taxes on acquired S corporations..............       458          --
      Special charge and other costs........................        --       1,270
      Extraordinary item....................................        --         300
      Changes in operating assets and liabilities --
         (Increase) decrease in --
           Accounts receivable, net.........................    (6,098)     (4,730)
           Cost and estimated earnings in excess of billings    (4,672)
            on uncompleted contracts........................                (2,917)
           Inventories......................................    (1,921)      2,266
           Prepaid expenses and other current assets........    (2,082)     (3,233)
           Other noncurrent assets..........................    (3,522)       (567)
         Increase (decrease) in --
           Accounts payable and accrued liabilities.........    (1,814)       (145)
           Unearned revenue on service and warranty                208
            contracts.......................................                   674
           Billings in excess of costs and estimated               807
            earnings on uncompleted contracts...............                (2,141)
      Other, net............................................    (1,738)     (2,093)
                                                              --------    --------
         Net cash used in operating activities..............    (8,522)     (2,167)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................    (3,529)     (3,502)
  Proceeds from sales of property and equipment.............       173       2,429
  Cash paid for business acquisitions, net of cash             (22,857)
    acquired................................................                (6,433)
                                                              --------    --------
         Net cash used in investing activities..............   (26,213)     (7,506)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................  (112,656)    (39,418)
  Proceeds from borrowings on long-term debt................   145,275      47,717
  S corporation dividends paid by the Restated Businesses...    (2,446)         --
  Other, net................................................      (106)        (26)
                                                              --------    --------
         Net cash provided by financing activities..........    30,067       8,273
                                                              --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (4,668)     (1,400)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     9,984       5,190
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  5,316    $  3,790
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $  1,028    $  5,370
    Income taxes............................................       846       1,544

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     In October 1995, American Residential Services, Inc. ("ARS" and, collectively with its subsidiaries, the "Company") was founded to create a leading national provider of (i) comprehensive maintenance, repair and replacement services for heating, ventilating and air conditioning ("HVAC"), plumbing, electrical, indoor air quality and other systems and major home appliances in homes and small commercial buildings and (ii) new installation of those systems in homes and small commercial facilities under construction (collectively "residential services"). Through its wholly owned subsidiary, American Mechanical Services, ARS also provides comprehensive maintenance, repair, replacement, reconfiguration and monitoring services for HVAC, plumbing, electrical and other systems and controls in existing large commercial, industrial and institutional facilities such as office buildings, health care facilities, educational facilities and retail centers (collectively, "commercial maintenance services").

     On September 27, 1996, ARS acquired in separate transactions seven residential services businesses (the "Founding Companies") in exchange for consideration consisting of a combination of cash and shares of its common stock, par value $.001 per share (the "Common Stock"). The initial public offering (the "IPO") of the Common Stock closed simultaneously with the closing of those acquisitions. The Company purchased an additional 13 businesses during the remainder of 1996. Since January 1, 1997 and through June 30, 1998, the Company acquired an additional 73 businesses, of which 49 (the "Purchased Businesses") were accounted for under the purchase method of accounting, and the remainder (the "Pooled Businesses") were accounted for under the pooling-of-interests method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed in certain purchase transactions has been recorded initially based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

     The historical financial statements of the Company have been retroactively restated to give effect to the operations of 15 of the 24 Pooled Businesses (the "Restated Businesses"). The nine remaining Pooled Businesses are not individually significant to prior historical periods and are included in the consolidated results of the Company beginning on their respective dates of acquisition.

     The consolidated financial statements presented herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three and six months ended June 30, 1997 and 1998.

     Operating results for interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in ARS's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

2. SPECIAL CHARGE AND EXTRAORDINARY ITEM

     In the second quarter of 1998, the Company recorded a special one-time charge to earnings of approximately $1.3 million which was attributable primarily to severance costs arising from the resignation of the Company's Chief Operating Officer.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     In addition, the Company recorded an extraordinary charge of $560,000 ($300,000 net of tax) related to the write-off of unamortized loan costs under the Company's previous credit facility. See Note 4.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4. LONG-TERM DEBT

     In the second quarter of 1998, the Company negotiated a new secured credit facility (the "Credit Facility") with a syndicate of commercial banks and an insurance company which increased the Company's maximum borrowing capacity from $100 million under the Company's previous credit facility to $165 million. The Credit Facility is comprised of a $115 million three-year revolving credit facility (the "Revolving Credit") and a $50 million five-year term loan (the "Term Loan"). The Company used the proceeds of the Term Loan and borrowings under the Revolving Credit to repay the outstanding borrowings under its prior $100 million credit facility. The Company may use borrowings under the Revolving Credit for general corporate purposes, funding the purchases of businesses and the refinancing of their indebtedness, capital expenditures and working capital.

     At the Company's option, loans under the Revolving Credit bear interest at a designated variable base rate plus a margin ranging from 0 to 75 basis points or at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 125 to 275 basis points. The margin varies with the ratio of the Company's total debt to its pro forma trailing 12-month earnings before interest, taxes, depreciation and amortization ("EBITDA"). The margin is reset on a quarterly basis. Commitment fees of 25 to 50 basis points per annum are payable on the unused portion of the Revolving Credit. The Revolving Credit will terminate and all amounts borrowed, if any, will be due and payable on June 30, 2001. The Revolving Credit also contains a $5 million sub-limit for standby letters of credit.

     The $50 million Term Loan consists of two $25 million tranches. One tranche bears interest at a fixed rate of 8.96% while the other tranche bears interest at the variable LIBOR plus a fixed margin of 325 basis points. Beginning April 2000, the Company is required to make quarterly principal payments on the Term Loan of approximately $3.6 million. The final payment on the Term Loan is due July 1, 2003.

     The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends by ARS, limits the incurrence of other indebtedness (other than approved subordinated indebtedness) and requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA limit and minimum fixed charge and interest coverage ratios.

     Unless the Company generates prescribed minimum levels of its historical consolidated EBITDA over prescribed periods, the Credit Facility provides for certain restrictions on the cash consideration (including

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

assumed debt) that the Company can pay for a business. In addition, if the ratio of the Company's consolidated senior indebtedness to its pro forma EBITDA exceeds a specified level as of the beginning of any prescribed period, the Credit Facility provides for certain limitations on the amount of cash consideration (including assumed debt) the Company can pay for businesses during that period.

     The Company's subsidiaries have guaranteed the repayment of all amounts under the Credit Facility and the Company has pledged the accounts receivable, inventory and stock of its operating subsidiaries as collateral for the repayment of its obligations under the Credit Facility. The Company is obligated to pay all principal and interest outstanding on the Credit Facility in the event of a change in control of the Company, as defined in the Credit Facility. As of June 30, 1998, the Company's outstanding borrowings under the prior credit facility were $88.6 million, bearing interest at a weighted average rate of 7.52%. At August 11, 1998, the Company's outstanding borrowings under the Credit Facility were $103.7 million, bearing interest at a weighted average rate of 8.87%.

     ARS also has outstanding $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). The 7 1/4% Notes are unsecured obligations of ARS and are convertible at $25.50 per share, subject to adjustment in certain events, into an aggregate of 2,156,863 shares of Common Stock. The 7 1/4% Notes contain cross-default provisions that give the holders of the 7 1/4% Notes the right to accelerate payment in the event of a default under certain of the Company's debt agreements, including the Credit Facility. The Company is obligated to repurchase the 7 1/4% Notes in the event of a change in control of the Company, as defined in the indenture governing the 7 1/4% Notes.

5. EARNINGS PER SHARE

     The following table summarizes weighted average shares of Common Stock outstanding for each of the periods presented (in thousands):

                                                              THREE MONTHS      SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1998    JUNE 30, 1998
                                                              -------------    -------------
Shares outstanding, beginning of period.....................     15,384           15,321
Weighted average shares issued in acquisitions..............        273              189
                                                                 ------           ------
  Shares used in computing basic earnings per share.........     15,657           15,510
Dilutive effect of stock options, net of assumed purchase of
  treasury stock............................................         78               78
                                                                 ------           ------
  Shares used in computing diluted earnings per share.......     15,735           15,588
                                                                 ======           ======

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

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

7. BUSINESS COMBINATIONS

  Poolings

     From January 1, 1997 through June 30, 1998, the Company acquired the 24 Pooled Businesses under the pooling-of-interests method of accounting in exchange for 3,746,987 shares of Common Stock. The results of operations of the 15 Restated Businesses are included throughout both periods presented herein, while the results of operations of the other nine Pooled Businesses are included from their respective effective acquisition dates. The combined revenues and net income of the 15 Restated Businesses prior to their acquisitions by the Company for the three and six months ended June 30, 1997 are presented below. As all Restated Businesses were acquired during 1997, there is no impact on the revenues and net income of the Company in 1998 (in millions).

                                                              THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                                JUNE 30,       JUNE 30,
                                                                  1997           1997
                                                              ------------    ----------
Revenues....................................................     $14.7          $34.3
Net Income..................................................       1.0            2.1

  Purchases

     From January 1, 1997 through June 30, 1998, the Company acquired the 49 Purchased Businesses under the purchase method of accounting. The aggregate consideration paid in those transactions consisted of $55.0 million in cash, 1,662,638 shares of Common Stock, $2.8 million aggregate principal amount of ARS's Convertible Senior Subordinated Notes, Series A and a promissory note in the principal amount of $1.8 million. The accompanying consolidated balance sheet as of June 30, 1998 includes preliminary estimates of fair value relating to certain of the acquired businesses that may be revised as additional information concerning the valuation of the assets and liabilities of the businesses acquired becomes available. See Note 1 above.

  Pro Forma Results of Operations

     Set forth below are unaudited pro forma combined revenue and net income data reflecting the pro forma effect of the acquisitions of the Purchased Businesses and Pooled Businesses as if they were effective on January 1, 1997 (in millions, except per share amounts).

                                                                 SIX MONTHS
                                                               ENDED JUNE 30,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Revenues....................................................  $ 246.0   $ 244.0
                                                              =======   =======
Net income..................................................  $  10.0   $   4.1
                                                              =======   =======
Basic earnings per share....................................  $  0.62   $  0.26
                                                              =======   =======
Diluted earnings per share..................................  $  0.60   $  0.26
                                                              =======   =======

     Pro forma adjustments included in the amounts above primarily relate to:
(i) compensation differentials, reflecting reduced compensation amounts agreed to in connection with certain acquisitions, (ii) adjustments for rent expense on certain leased facilities, reflecting reductions in rent agreed to in connection with certain acquisitions, (iii) adjustments for the effects of assets distributed to and costs of certain leases assumed by former owners of certain of the businesses acquired, (iv) adjustments for pro forma goodwill amortization expense using a 40-year estimated life, (v) eliminations of historical interest expense related to certain

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

obligations that were repaid or not assumed by the Company, offset by interest expense on borrowed funds used to pay the cash portion of the purchase price of the businesses acquired, (vi) the issuance and sale of the $55.0 million aggregate principal amount of 7 1/4% Notes by ARS and the application of the proceeds from that sale and (vii) adjustments to the federal and state income tax provisions on pro forma operating results. Basic and diluted earnings per share for the six months ended June 30, 1997 and 1998 assumes all shares issued for the acquisitions of the Acquired Businesses had been outstanding at the beginning of the periods presented.

     The pro forma results presented above are not necessarily indicative of actual results that might have occurred had the operations and management teams of ARS and the businesses acquired been combined at the beginning of the periods presented and are not necessarily indicative of future consolidated operating results.

8. SUBSEQUENT EVENTS

  Subsequent Acquisitions

     Subsequent to June 30, 1998 through August 14, 1998, the Company completed four additional acquisitions for approximately $2.3 million in cash and approximately $670,000 aggregate principal amount of Convertible Senior Subordinated Notes, Series A. The Company will account for these acquisitions under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Report and the consolidated financial statements and notes thereto included in the 1997 Form 10-K. Statements herein regarding future financial or operational performance and results of the Company or other similar matters that are not historical facts constitute forward-looking statements and are subject to numerous risks and uncertainties, including but not limited to the availability of attractive acquisition opportunities, the successful integration and profitable management of businesses acquired, the improvement of operating efficiencies, weather conditions, the availability of working capital and funding for future acquisitions, the ability to grow internally through expansion of services and customer bases and reduction of overhead and the level and nature of competition from other residential services and commercial maintenance services providers. For additional information, see "Factors That May Affect Future Results" in Item 1 of the 1997 Form 10-K.

     The Company derives its revenues primarily from (i) owners and occupants of homes and small commercial buildings, (ii) builders and developers of new homes, residential developments and small commercial buildings and (iii) owners and managers of large commercial, industrial, educational, institutional and retail facilities and federal and local governments. Cost of services consists primarily of salaries and benefits of service and installation personnel, parts and materials, subcontracted services, depreciation, maintenance, fuel and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits payable to management and administrative personnel, and expenses attributable to advertising, office rent and utilities, communications and professional fees.

     ARS conducted no operations prior to September 27, 1996 other than in connection with the IPO and the acquisitions of the Founding Companies. Since then and through June 30, 1998, the Company acquired an additional 86 businesses. Each of the businesses acquired operated as a separate, independent business prior to its acquisition by the Company. The integration of the operations and administrative functions of the businesses acquired with the Company may present opportunities to reduce costs as a percentage of revenues through the elimination of duplicative functions and through economies of scale, particularly in obtaining additional contracts through shared customer lists and greater volume discounts from material suppliers, but will necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration and facilities expansion. The success of the Company will depend, in part, on the extent to which the Company is able to effectively integrate the businesses that the Company has acquired and those that it may acquire in the future. In addition, the various costs and possible cost savings resulting from the integration process may make historical operating results not comparable to, or indicative of, future performance.

     As used in this discussion, the term "Additional Businesses" means businesses that the Company has acquired since January 1, 1997 whose results of operations are included in the Company's consolidated results of operations from their respective acquisition dates.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of the Company's revenues:

                                                           THREE MONTHS         SIX MONTHS
                                                               ENDED               ENDED
                                                             JUNE 30,            JUNE 30,
                                                          ---------------     ---------------
                                                          1997      1998      1997      1998
                                                          -----     -----     -----     -----
Revenues................................................  100.0%    100.0%    100.0%    100.0%
Cost of services........................................   69.7      73.7      70.6      74.3
                                                          -----     -----     -----     -----
  Gross profit..........................................   30.3      26.3      29.4      25.7
Selling, general and administrative expenses............   19.0      18.3      20.9      20.2
Special charge..........................................     --       1.0        --       0.5
                                                          -----     -----     -----     -----
  Income from operations................................   11.3       7.0       8.5       5.0
Interest expense........................................   (1.8)     (2.3)     (1.7)     (2.5)
Interest income and other, net..........................    0.4       0.3       0.4       0.4
                                                          -----     -----     -----     -----
Income before income taxes..............................    9.9       5.0       7.2       2.9
Provision for income taxes..............................    4.3       2.3       3.1       1.4
                                                          -----     -----     -----     -----
Net income..............................................    5.6%      2.7%      4.1%      1.5%
                                                          =====     =====     =====     =====

     Revenues -- Revenues increased 41.3% and 41.9% to $130.6 million and $231.6 million for the three and six months ended June 30, 1998, respectively, as compared to the corresponding periods in the prior year. These increases were primarily attributable to the inclusion of additional revenues in the 1998 periods of approximately $39.9 million and $69.1 million, respectively, from Additional Businesses acquired during 1997, which were partially offset by decreases in revenues related to decreased demand for the Company's residential maintenance, repair and replacement services in the southeastern, midwest and southwestern United States due to weather conditions.

     Cost of services -- Cost of services increased 49.3% and 49.3% to $96.2 million and $172.2 million for the three and six months ended June 30, 1998, respectively, as compared to the corresponding periods in the prior year, reflecting increased costs associated with the higher level of revenues. Gross profit, as a percentage of revenues, decreased from 30.3% and 29.4% for the three and six months ended June 30, 1997 to 26.3% and 25.7% for the three and six months ended June 30, 1998. These reductions for 1998 were primarily attributable to lower demand for the Company's higher margin residential maintenance, repair and replacement services in the southeastern, midwest and southwestern United States and increased revenues from commercial maintenance repair and replacement services.

     Selling, general and administrative expenses -- Selling, general and administrative expenses increased 43.7% and 40.5% to $25.2 million and $47.9 million for the three and six months ended June 30, 1998, respectively, as compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of selling, general and administrative expenses of Additional Businesses acquired during 1997 and goodwill amortization associated with the purchase of Additional Businesses.

     Interest expense -- Interest expense increased 76.4% and 104.0% to $3.0 million and $5.7 million for the three and six months ended June 30, 1998, respectively, as compared to the corresponding periods in the prior year. These increases were attributable principally to increased levels of outstanding indebtedness, due to the use of borrowings to fund the cash portion of the purchase prices the Company paid for businesses acquired since June 30, 1997 and the issuance by ARS of its 7 1/4% Notes in April 1997.

     Interest income and other, net -- Interest income and other, net, increased by $0.3 million from the six months ended June 30, 1997 to the corresponding period in 1998.

     Provision for income taxes -- For the six months ended June 30, 1998, the Company recorded a provision for income taxes of $3.1 million as compared to a provision for income taxes of $5.0 million recorded for the six months ended June 30, 1997. The effective tax rate for the six months ended June 30, 1998 was 46.5%, representing management's estimate of the effective tax rate for 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1998, net cash used in operating activities was $2.2 million, which was primarily attributable to an increase in accounts receivable since December 31, 1997. The increase in accounts receivable related primarily to the seasonal nature of the Company's operations, which generally results in increased levels of services provided in the second and third quarters as compared to the first and fourth quarters . Also during the six months ended June 30, 1998, capital expenditures totaled $3.5 million and net borrowings of debt amounted to $8.3 million. The Company anticipates capital expenditures (exclusive of acquisitions) of approximately $7.0 million during the remainder of 1998, primarily for computer systems, leasehold improvements and furniture and fixtures. The Company believes its cash flow from operations and the borrowings available under its Credit Facility (as defined below) will be sufficient to support its ongoing operations and anticipated capital expenditures for the remainder of 1998.

     In the second quarter of 1998, the Company negotiated a new secured credit facility (the "Credit Facility") with a syndicate of commercial banks and an insurance company which increased the Company's maximum borrowing capacity from $100 million under the Company's previous credit facility to $165 million. The Credit Facility is comprised of a $115 million three-year revolving credit facility (the "Revolving Credit") and a $50 million five-year term loan (the "Term Loan"). The Company used the proceeds of the Term Loan and borrowings under the Revolving Credit to repay the outstanding borrowings under its prior $100 million credit facility. The Company may use borrowings under the Revolving Credit for general corporate purposes, funding the purchases of businesses and the refinancing of their indebtedness, capital expenditures and working capital.

     At the Company's option, loans under the Revolving Credit bear interest at a designated variable base rate plus a margin ranging from 0 to 75 basis points or at the London Interbank Offered Rate ('LIBOR") plus a margin ranging from 125 to 275 basis points. The margin varies with the ratio of the Company's total debt to its pro forma trailing 12-month earnings before interest, taxes, depreciation and amortization ("EBITDA"). The margin is reset on a quarterly basis. Commitment fees of 25 to 50 basis points per annum are payable on the unused portion of the Revolving Credit. The Revolving Credit will terminate and all amounts borrowed, if any, will be due and payable on June 30, 2001. The Revolving Credit also contains a $5 million sub-limit for standby letters of credit.

     The $50 million Term Loan consists of two $25 million tranches. One tranche bears interest at a fixed rate of 8.96% while the other tranche bears interest at the variable LIBOR plus a fixed margin of 325 basis points. Beginning April 2000, the Company is required to make quarterly principal payments on the Term Loan of approximately $3.6 million. The final payment on the Term Loan is due July 1, 2003.

     The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends by ARS, limits the incurrence of other indebtedness (other than approved subordinated indebtedness) and requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA limits, and minimum fixed charge and interest coverage ratios.

     Unless the Company generates prescribed minimum levels of its historical consolidated EBITDA over prescribed periods, the Credit Facility provides for certain restrictions on the cash consideration (including assumed debt) the Company can pay for a business. In addition, if the ratio of the Company's consolidated senior indebtedness to its pro forma EBITDA exceeds a specified level as of the beginning of any prescribed period, the Credit Facility provides for certain limitations on the amount of cash consideration (including assumed debt) that the Company can pay for businesses during that period.

     The Company's subsidiaries have guaranteed the repayment of all amounts under the Credit Facility and the Company has pledged the accounts receivable, inventory and stock of its operating subsidiaries as collateral for the repayment of its obligations under the Credit Facility. The Company is obligated to pay all principal and interest outstanding on the Credit Facility in the event of a change in control of the Company, as defined in the Credit Facility. As of June 30, 1998, the Company's outstanding borrowings under the prior credit facility were $88.6 million, bearing interest at a weighted average rate of 7.52%. At August 11, 1998, the

Company's outstanding borrowings under the Credit Facility were $103.7 million, bearing interest at a weighted average rate of 8.87%.

     ARS also has outstanding $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). The 7 1/4% Notes are unsecured obligations of ARS and are convertible at $25.50 per share, subject to adjustment in certain events, into an aggregate of 2,156,863 shares of Common Stock. The 7 1/4% Notes contain cross-default provisions that give the holders of the 7 1/4% Notes the right to accelerate payment in the event of a default under certain of the Company's debt agreements, including the Credit Facility. The Company is obligated to repurchase the 7 1/4% Notes in the event of a change in control of the Company, as defined in the indenture governing the 7 1/4% Notes.

     The Company intends to continue to pursue attractive acquisition opportunities of both residential services and commercial maintenance services businesses; however, the timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of Common Stock, working capital, cash flow from operations and borrowings, issuances of convertible debt securities and the possible public or private sale of additional debt or equity securities. The Company maintains an effective shelf registration statement under the Securities Act of 1933 that covers shares of Common Stock and convertible debt securities for use as consideration in acquisitions. As of June 30, 1998, 9,590,375 registered shares of Common Stock were available for this purpose, and the Company was authorized by its Credit Facility lenders to issue in connection with acquisitions up to $22.2 million aggregate principal amount of registered convertible subordinated debt securities maturing no earlier than April 15, 2004.

     In the second quarter of 1998, the Company acquired three businesses for aggregate consideration of $5.3 million in cash, 496,470 shares of Common Stock and $1.57 million aggregate principal amount of registered convertible debt securities. Since June 30, 1998 and through August 14, 1998, the Company acquired four businesses for aggregate consideration of $2.3 million in cash and $670,000 in registered convertible debt securities. Funding of the cash portion of the purchase prices and repayment of certain indebtedness assumed in connection with those acquisitions was provided by funds from operations and borrowings under the Credit Facility.

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

     The Company currently has a plan in place to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter and will provide management with consistent operating and financial information throughout the Company. The Company intends to utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 and other modifications. While the Company believes all necessary work will be completed in a timely fashion, there can be no guarantee that the systems of other companies on which the Company relies will be converted within the same time frame. The Company is communicating with software vendors, business partners, and others which it conducts business to provide assurances that their systems will be Year 2000 compliant. If such modifications and conversions are not completed timely, however, the Year 2000 issue could have a material adverse effect on the operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 2, 1998, the Company held its 1998 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting are as follows:

     A. Election of Class II Directors.

          Stockholders elected the persons listed below as Class II directors whose terms expire at the 2001 annual meeting of stockholders. Results by nominee were:

                                                  VOTED FOR    AUTHORITY WITHHELD
                                                  ----------   ------------------
Howard S. Hoover, Jr............................  11,469,362       1,600,095
Robert J. Cruikshank............................  11,757,468       1,311,989
Randall B. Hale.................................  11,560,538       1,508,919
Frank N. Menditch...............................  11,711,679       1,357,778

          The Class I directors, whose terms expire at the 2000 annual meeting of stockholders, are Thomas N. Amonett and Elliot Sokolow. The Class III directors, whose terms expire at the 1999 annual meeting of stockholders, are Gorden H. Timmons, Nolan Lehmann and Bobby Shackouls.

     B. Ratification of Appointment of Independent Public Accountants.

          Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998, with 12,136,283 shares voted for, 825,176 shares voted against, 107,998 abstentions and no broker non-votes.

ITEM 5. NOTICE OF SHAREHOLDER PROPOSAL DEADLINE DATE

     Rule 14a-8 under the Securities and Exchange Act of 1934, as amended, specifies the requirements for timely submission of a stockholder proposal to be included in the Company's proxy statement for an annual or special meeting of stockholders. As set forth in the Company's proxy statement relating to its 1998 Annual Meeting of Stockholders, proposals that stockholders intend to have included in the Company's proxy statement for the 1999 Annual Meeting of Stockholders should be received by the Company's Corporate Secretary by December 28, 1998. If a stockholder desires to bring a matter before an annual or special meeting which is not the subject of a proposal timely submitted for inclusion in the Company's proxy statement, the stockholder must follow the procedures set forth in the Company's Bylaws.

     The Company's Bylaws provide generally that stockholder proposals for an annual meeting may be made by a stockholder only if (i) the stockholder is a stockholder of record and is entitled to vote at the meeting and (ii) the stockholder gives timely written notice of the proposal to the Corporate Secretary of the Company. In the case of the Company's 1999 Annual Meeting, to be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Company no later than March 4, 1999; provided, however, that, in the event the date of the annual meeting is not within 30 days before or 60 days after June 2, 1999, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made by the Company.

                      AMERICAN RESIDENTIAL SERVICES, INC.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          *3.1           -- Restated Certificate of Incorporation of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 3.1).
          *3.2           -- Bylaws of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.2).
          *3.3           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock (Form S-1, Reg. No.
                            333-06195, Ex. 3.3).
           4.1           -- Amended and Restated Secured Revolving and Term Loan
                            Agreement dated July 2, 1998 among ARS, NationsBank, N.A.
                            and the other parties designated therein.
                         -- ARS and certain of its subsidiaries are parties to
                            certain debt instruments under which the total amount of
                            securities authorized does not exceed 10% of the total
                            assets of ARS and its subsidiaries on a consolidated
                            basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
                            Regulation S-K, ARS agrees to furnish a copy of such
                            instruments to the Commission upon request.
         *10.1           -- Agreement and Plan of Reorganization dated as of May 12,
                            1998 by and among American Residential Services, Inc.,
                            Freestate Electrical Acquisition, Inc., Freestate
                            Electrical Service Company, Inc. and the Stockholder
                            named therein (Form 8-K dated May 27, 1998, File No.
                            1-11849, Ex. 2.1).
         *10.2           -- Agreement and Plan of Reorganization dated as of May 12,
                            1998 by and among American Residential Services, Inc.,
                            Freestate Acquisition, Inc., Freestate Electrical
                            Construction Company and the Stockholder named therein
                            (Form 8-K dated May 27, 1998, File No. 1-11849, Ex. 2.2).
         *10.3           -- Standard Provisions for Business Combinations (Form 8-K
                            dated May 27, 1998, File No. 1-11849, Ex. 2.3).
          27.1           -- Financial Data Schedule.

---------------

* Incorporated by reference.

     (b) Reports on Form 8-K.

     The Company filed Current Reports on Form 8-K dated May 27, 1998 to report the acquisition by the Company of Freestate Electrical Service Company and Freestate Electrical Construction Company (collectively, "Freestate"), and Form 8-K/A dated July 24, 1998, which set forth (A) the combined balance sheets of Freestate at December 31, 1997 and March 31, 1998, (B) the combined statements of income and the combined statements of cash flows of Freestate for the year ended December 31, 1997 and the three months ended March 31, 1997 and 1998, and
(C) the combined statements of changes in stockholders' equity of Freestate for the year ended December 31, 1997 and the three months ended March 31, 1998.

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

Dated: August 14, 1998

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          *3.1           -- Restated Certificate of Incorporation of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 3.1).
          *3.2           -- Bylaws of ARS (Form S-1, Reg. No. 333-06195, Ex. 3.2).
          *3.3           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock (Form S-1, Reg. No.
                            333-06195, Ex. 3.3).
           4.1           -- Amended and Restated Secured Revolving and Term Loan
                            Agreement dated July 2, 1998 among ARS, NationsBank, N.A.
                            and the other parties designated therein.
                         -- ARS and certain of its subsidiaries are parties to
                            certain debt instruments under which the total amount of
                            securities authorized does not exceed 10% of the total
                            assets of ARS and its subsidiaries on a consolidated
                            basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
                            Regulation S-K, ARS agrees to furnish a copy of such
                            instruments to the Commission upon request.
         *10.1           -- Agreement and Plan of Reorganization dated as of May 12,
                            1998 by and among American Residential Services, Inc.,
                            Freestate Electrical Acquisition, Inc., Freestate
                            Electrical Service Company, Inc. and the Stockholder
                            named therein (Form 8-K dated May 27, 1998, File No.
                            1-11849, Ex. 2.1).
         *10.2           -- Agreement and Plan of Reorganization dated as of May 12,
                            1998 by and among American Residential Services, Inc.,
                            Freestate Acquisition, Inc., Freestate Electrical
                            Construction Company and the Stockholder named therein
                            (Form 8-K dated May 27, 1998, File No. 1-11849, Ex. 2.2).
         *10.3           -- Standard Provisions for Business Combinations (Form 8-K
                            dated May 27, 1998, File No. 1-11849, Ex. 2.3).
          27.1           -- Financial Data Schedule.

---------------

* Incorporated by reference.