Form 10-Q
period 1998-09-30
AMERICAN RESIDENTIAL SERVICES INC
filed 1998-11-13
CIK 1014187

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At November 13, 1998, 15,902,533 shares of Common Stock, par value $.001 per share, of the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1997            1998
                                                              ------------    -------------
                                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  5,190        $  2,929
  Accounts receivable --
     Trade, net of allowance of $2,315 and $2,584...........      47,383          67,366
     Other..................................................       8,821           7,038
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       5,337           8,602
  Inventories...............................................      17,847          16,001
  Prepaid expenses and other current assets.................       3,282           7,504
  Net assets held for resale................................         425              --
                                                                --------        --------
          Total current assets..............................      88,285         109,440
PROPERTY AND EQUIPMENT, net.................................      35,528          33,237
GOODWILL, net...............................................     205,528         224,480
OTHER NONCURRENT ASSETS.....................................       5,972           8,214
                                                                --------        --------
          Total assets......................................    $335,313        $375,371
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  1,284        $    953
  Accounts payable and accrued liabilities..................      53,409          59,621
  Unearned revenue on service and warranty contracts........       6,001           6,816
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       4,497           5,059
                                                                --------        --------
          Total current liabilities.........................      65,191          72,449
LONG-TERM DEBT, net of current maturities...................     135,087         158,525
UNEARNED REVENUE ON SERVICE AND WARRANTY CONTRACTS..........         472             376
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized; none issued and outstanding................          --              --
  Common stock, $.001 par value, 50,000,000 shares
     authorized; 15,321,322 and 15,902,533 shares issued and
     outstanding............................................          15              16
  Additional paid-in capital................................     152,983         158,362
  Retained deficit..........................................     (18,435)        (14,357)
                                                                --------        --------
       Total stockholders' equity...........................     134,563         144,021
                                                                --------        --------
          Total liabilities and stockholders' equity........    $335,313        $375,371
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

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS            NINE MONTHS
                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                      -------------------   ---------------------
                                                        1997       1998       1997        1998
                                                      --------   --------   ---------   ---------
REVENUES............................................  $109,500   $138,750   $272,781    $370,380
COST OF SERVICES....................................    79,200    106,144    194,512     278,345
                                                      --------   --------   --------    --------
  Gross profit......................................    30,300     32,606     78,269      92,035
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........    21,925     26,430     56,051      73,091
SPECIAL CHARGE......................................        --         --         --       1,270
                                                      --------   --------   --------    --------
INCOME FROM OPERATIONS..............................     8,375      6,176     22,218      17,674
OTHER INCOME (EXPENSE):
  Interest expense..................................    (2,147)    (3,716)    (4,955)     (9,443)
  Interest income...................................        56         31        140         201
  Other, net........................................       123        (99)       683         714
                                                      --------   --------   --------    --------
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM................................     6,407      2,392     18,086       9,146
PROVISION FOR INCOME TAXES..........................     2,819      1,627      7,838       4,768
                                                      --------   --------   --------    --------
NET INCOME BEFORE EXTRAORDINARY ITEM................     3,588        765     10,248       4,378
EXTRAORDINARY ITEM -- LOSS ON REFINANCING OF
  REVOLVING CREDIT FACILITY, NET OF INCOME TAX
  BENEFIT...........................................        --         --         --        (300)
                                                      --------   --------   --------    --------
NET INCOME..........................................  $  3,588   $    765   $ 10,248    $  4,078
                                                      ========   ========   ========    ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING...........    14,811     15,884     14,008      15,635
                                                      ========   ========   ========    ========
BASIC EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEM..............................................  $   0.24   $   0.05   $   0.73    $   0.28
EXTRAORDINARY ITEM..................................        --         --         --       (0.02)
                                                      --------   --------   --------    --------
BASIC EARNINGS PER SHARE............................  $   0.24   $   0.05   $   0.73    $   0.26
                                                      ========   ========   ========    ========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.........    15,262     15,884     14,457      15,683
                                                      ========   ========   ========    ========
DILUTED EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEM..............................................  $   0.24   $   0.05   $   0.71    $   0.28
EXTRAORDINARY ITEM..................................        --         --         --       (0.02)
                                                      --------   --------   --------    --------
DILUTED EARNINGS PER SHARE..........................  $   0.24   $   0.05   $   0.71    $   0.26
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

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                1997         1998
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  10,248    $  4,078
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities --
      Depreciation and amortization.........................      8,104       9,427
      Deferred tax expense..................................        761         355
      Gain on sale of property and equipment................       (229)       (489)
      Current taxes on acquired S corporations..............        826          --
      Special charge and other costs........................         --       1,270
      Extraordinary item....................................         --         300
      Changes in operating assets and liabilities --
         (Increase) decrease in --
           Accounts receivable, net.........................    (10,059)    (10,082)
           Costs and estimated earnings in excess of
            billings on uncompleted contracts...............     (2,805)     (2,966)
           Inventories......................................     (2,117)      2,791
           Prepaid expenses and other current assets........     (2,726)     (4,170)
           Other noncurrent assets..........................        328      (2,433)
         Increase (decrease) in --
           Accounts payable and accrued liabilities.........    (10,847)        503
           Unearned revenue on service and warranty
            contracts.......................................      3,460         345
           Billings in excess of costs and estimated
            earnings on uncompleted contracts...............        166        (876)
      Other, net............................................         --      (1,679)
                                                              ---------    --------
         Net cash used in operating activities..............     (4,890)     (3,626)
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................     (7,763)     (5,609)
  Proceeds from sales of property and equipment.............        508       3,037
  Cash paid for business acquisitions, net of cash
    acquired................................................    (37,692)    (10,840)
                                                              ---------    --------
         Net cash used in investing activities..............    (44,947)    (13,412)
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................   (133,659)    (73,093)
  Proceeds from borrowings on long-term debt................    183,119      87,913
  S corporation dividends paid by the Restated Businesses...     (3,222)         --
  Other, net................................................     (2,661)        (43)
                                                              ---------    --------
         Net cash provided by financing activities..........     43,577      14,777
                                                              ---------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (6,260)     (2,261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      9,984       5,190
                                                              ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   3,724    $  2,929
                                                              =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest..................................  $   1,799    $  6,207
    Cash paid (received) for income taxes, net..............      4,274        (901)

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

     On September 27, 1996, ARS acquired in separate transactions seven residential services businesses (the "Founding Companies") in exchange for consideration consisting of a combination of cash and shares of its common stock, par value $.001 per share (the "Common Stock"). The initial public offering (the "IPO") of the Common Stock closed simultaneously with the closing of those acquisitions. The Company purchased an additional 13 businesses during the remainder of 1996. Since January 1, 1997 and through September 30, 1998, the Company acquired an additional 80 businesses, of which 56 (the "Purchased Businesses") were accounted for under the purchase method of accounting, and the remainder (the "Pooled Businesses") were accounted for under the pooling-of-interests method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed in certain purchase transactions has been recorded initially based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

     The historical financial statements of the Company have been retroactively restated to give effect to the operations of 15 of the 24 Pooled Businesses (the "Restated Businesses"). The nine remaining Pooled Businesses are not individually significant to prior historical periods and are included in the consolidated results of the Company beginning on their respective dates of acquisition.

     The consolidated financial statements presented herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission that permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair presentation of the results for the three and nine months ended September 30, 1997 and 1998.

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

2. SPECIAL CHARGE AND EXTRAORDINARY ITEM

     In the second quarter of 1998, the Company recorded a special one-time charge to earnings of approximately $1.3 million which was attributable primarily to severance costs arising from the resignation of a Company senior executive.

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

4. LONG-TERM DEBT

     In the second quarter of 1998, the Company negotiated a new secured credit facility (the "Credit Facility") with a syndicate of commercial banks and an insurance company which increased the Company's maximum borrowing capacity from $100 million under the Company's previous credit facility to $165 million. The Credit Facility is comprised of a $115 million three-year revolving credit facility (the "Revolving Credit") and a $50 million five-year term loan (the "Term Loan"). The Company used the proceeds of the Term Loan and borrowings under the Revolving Credit to repay the outstanding borrowings under its prior $100 million credit facility. Subject to certain limitations, the Company may use borrowings under the Revolving Credit for general corporate purposes, funding the purchases of businesses and the refinancing of their indebtedness, capital expenditures and working capital.

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

     The $50 million Term Loan consists of two $25 million tranches. One tranche bears interest at a fixed rate of 8.96% while the other tranche bears interest at the variable LIBOR plus a fixed margin of 325 basis points. Beginning April 2000, the Company is required to make quarterly principal payments of approximately $3.6 million on the Term Loan. The final payment on the Term Loan is due July 1, 2003.

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

     Management anticipates that the Company's margin of compliance for certain financial covenants under the Credit Facility for its reporting period for the fourth quarter in 1998 and its reporting periods in 1999 may be lower than it was in the reporting period in the fourth quarter of 1997 and corresponding reporting periods in 1998. Depending on the Company's future results of operations, the Company may attempt to negotiate a modification of certain of these financial covenants with its Credit Facility lenders.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The Credit Facility restricts the cash consideration (including assumed debt) that the Company may pay for a business to be acquired if ARS does not generate a specified minimum level of EBITDA. The Company did not meet such minimum level of EBITDA for the quarter ended September 30, 1998. As a result, effective as of November 15, 1998, the Company will be required to obtain the prior written consent of the lenders under the Credit Facility prior to consummating an acquisition in which the amount of cash consideration (including assumed debt) that the Company would pay exceeds one times the historical adjusted EBITDA of the acquired business. Virtually all of the Company's acquisitions to date have involved consideration (including assumed debt) in excess of one times the acquired business' historical adjusted EBITDA. As a result, the Company expects that this restriction will cause the number of future acquisitions by the Company to decrease very materially when compared to the Company's past rate of acquisition activity. The Company currently expects that this restriction under the Credit Facility will remain in place at least until the second or third quarter of 1999.

     The Company's subsidiaries have guaranteed the repayment of all amounts under the Credit Facility and the Company has pledged the accounts receivable, inventory and stock of its operating subsidiaries as collateral for the repayment of its obligations under the Credit Facility. The Company is obligated to pay all principal and interest outstanding on the Credit Facility in the event of a change in control of the Company, as defined in the Credit Facility. As of September 30, 1998, the Company's outstanding borrowings under the Credit Facility were $99.5 million, bearing interest at a weighted average rate of 8.77%. At November 13, 1998, the Company's outstanding borrowings under the Credit Facility were $116.9 million, bearing interest at a weighted average rate of 8.6%.

     ARS also has outstanding $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). The 7 1/4% Notes are unsecured obligations of ARS and are convertible at $25.50 per share, subject to adjustment in certain events, into an aggregate of 2,156,863 shares of Common Stock. The 7 1/4% Notes contain cross-default provisions that give the holders of the 7 1/4% Notes the right to accelerate payment in the event of a default under certain of the Company's debt agreements, including the Credit Facility. In the event of a change in control of the Company, as defined in the indenture governing the 7 1/4% Notes, the holders of the 7 1/4% Notes have the right to require the Company to repurchase the 7 1/4% Notes.

     As of September 30, 1998, ARS also had outstanding $3.5 million aggregate principal amount of its Convertible Senior Subordinated Notes, Series A, due 2004 (the "Series A Notes"). The Series A Notes are unsecured obligations of ARS and the outstanding Series A Notes are convertible into an aggregate of 250,333 shares of Common Stock. As of September 30, 1998, the weighted average price per share at which the outstanding Series A Notes are convertible into Common Stock was $13.94 per share and the weighted average interest rate payable on the outstanding Series A Notes was 7.15% per annum. In the event of a change in control of the Company, as defined in the indenture governing the Series A Notes, the holders of the Series A Notes have the right to require the Company to repurchase the Series A Notes.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

5. EARNINGS PER SHARE

     The following table summarizes weighted average shares of Common Stock outstanding for each of the periods presented (in thousands):

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1998
                                                              -------------   -------------
Shares outstanding, beginning of period.....................     15,871          15,321
Weighted average shares issued in acquisitions..............         13             314
                                                                 ------          ------
  Shares used in computing basic earnings per share.........     15,884          15,635
Dilutive effect of stock options, net of assumed purchase of
  treasury stock............................................         --              48
                                                                 ------          ------
  Shares used in computing diluted earnings per share.......     15,884          15,683
                                                                 ======          ======

     The table below includes the total number of antidilutive shares of Common Stock that potentially could be issued for options, 7 1/4% Notes and Series A Notes, for each of the periods presented (in thousands):

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1998
                                                              -------------   -------------
Options.....................................................      2,554           2,176
7 1/4% Notes................................................      2,157           2,157
Series A Notes..............................................        250             250

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

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

7. BUSINESS COMBINATIONS

  Poolings

     From January 1, 1997 through September 30, 1998, the Company acquired the 24 Pooled Businesses under the pooling-of-interests method of accounting in exchange for 3,746,987 shares of Common Stock. The results of operations of the 15 Restated Businesses are included throughout both periods presented herein, while the results of operations of the other nine Pooled Businesses are included from their respective effective acquisition dates. The combined revenues and net income of the 15 Restated Businesses prior to their acquisitions by the Company for the three and nine months ended September 30, 1997 are presented below (in millions). Because all Restated Businesses were acquired during 1997, there is no impact on the revenues and net income of the Company in 1998.

                                                              THREE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1997
                                                              -------------    -------------
Revenues....................................................      $ 7.2            $41.5
Net Income..................................................        0.3              2.4

  Purchases

     From January 1, 1997 through September 30, 1998, the Company acquired the 56 Purchased Businesses under the purchase method of accounting. The aggregate consideration paid in those transactions consisted of $59.5 million in cash, 1,694,216 shares of Common Stock, $3.5 million aggregate principal amount of the Series A Notes and a promissory note in the principal amount of $1.8 million. The accompanying consolidated balance sheet as of September 30, 1998 includes preliminary estimates of fair value relating to certain of the acquired businesses that may be revised as additional information concerning the valuation of the assets and liabilities of the businesses acquired becomes available. See Note 1 above.

  Pro Forma Results of Operations

     Set forth below are unaudited pro forma combined revenue and net income before extraordinary item data reflecting the pro forma effect of the acquisitions of the Purchased Businesses and Pooled Businesses as if they were effective on January 1, 1997 (in millions, except per share amounts).

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Revenues....................................................  $ 389.4    $ 391.9
                                                              =======    =======
Net income before extraordinary item........................  $  15.6    $   5.9
                                                              =======    =======
Basic earnings per share before extraordinary item..........  $  0.99    $  0.37
                                                              =======    =======
Diluted earnings per share before extraordinary item........  $  0.96    $  0.37
                                                              =======    =======

     Pro forma adjustments included in the amounts above primarily relate to:
(i) compensation differentials, reflecting reduced compensation amounts agreed to in connection with certain acquisitions, (ii) adjustments for rent expense on certain leased facilities, reflecting reductions in rent agreed to in connection with certain acquisitions, (iii) adjustments for the effects of assets distributed to and costs of certain leases assumed by former owners of certain of the businesses acquired, (iv) adjustments for pro forma goodwill amortization expense using a 40-year estimated life, (v) eliminations of historical interest expense related to certain obligations that were repaid or not assumed by the Company, offset by interest expense on borrowed funds

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

used to pay the cash portion of the purchase price of the businesses acquired,
(vi) the issuance and sale of the $55.0 million aggregate principal amount of 7 1/4% Notes by ARS and the application of the proceeds from that sale and (vii) adjustments to the federal and state income tax provisions on pro forma operating results. Basic and diluted earnings per share for the nine months ended September 30, 1997 and 1998 assume all shares issued for the acquisitions of the businesses acquired had been outstanding at the beginning of the periods presented.

     The pro forma results presented above are not necessarily indicative of actual results that might have occurred had the operations and management teams of ARS and the businesses acquired been combined at the beginning of the periods presented and are not necessarily indicative of future consolidated operating results.

8. SUBSEQUENT EVENTS

  Subsequent Acquisitions

     Subsequent to September 30, 1998 through November 13, 1998, the Company completed five additional acquisitions for approximately $8.5 million in cash and approximately $4.0 million aggregate principal amount of Series A Notes. The Company will account for these acquisitions under the purchase method of accounting. As a result of these acquisitions, the outstanding Series A Notes are convertible into an aggregate of 600,333 shares of Common Stock (at the weighted average price per share of $12.48) and have a weighted average interest rate of 7.53% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Report and the consolidated financial statements and notes thereto included in the 1997 Form 10-K. Statements herein regarding future financial or operational performance and results of the Company or other similar matters that are not historical facts constitute forward-looking statements and are subject to numerous risks and uncertainties, including but not limited to the availability of attractive acquisition opportunities, the successful integration and profitable management of businesses acquired, the improvement of operating efficiencies, weather conditions, the availability of working capital and funding for future acquisitions, restriction under the Credit Facility for future acquisitions, the ability to grow internally through expansion of services and customer bases and reduction of overhead and the level and nature of competition from other residential services and commercial maintenance services providers. For additional information, see "Factors That May Affect Future Results" in Item 1 of the 1997 Form 10-K.

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

     ARS conducted no operations prior to September 27, 1996 other than in connection with the IPO and the acquisitions of the Founding Companies. Between then and September 30, 1998, the Company acquired an additional 93 businesses. Each of the businesses acquired operated as a separate, independent business prior to its acquisition by the Company. The integration of the operations and administrative functions of the businesses acquired with those of the Company may present opportunities to reduce costs as a percentage of revenues through the elimination of duplicative functions and through economies of scale, particularly in obtaining additional contracts through shared customer lists and greater volume discounts from material suppliers, but will necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration and facilities expansion. The success of the Company will depend, in part, on the extent to which the Company is able to effectively integrate the businesses that the Company has acquired and those that it may acquire in the future. In addition, the various costs and possible cost savings resulting from the integration process may make historical operating results not comparable to, or indicative of, future performance.

     As used in this discussion, the term "Additional Businesses" means businesses that the Company has acquired between January 1, 1997 and September 30, 1998 whose results of operations are included in the Company's consolidated results of operations from their respective acquisition dates.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of the Company's revenues:

                                                           THREE MONTHS         NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                          ---------------     ---------------
                                                          1997      1998      1997      1998
                                                          -----     -----     -----     -----
Revenues................................................  100.0%    100.0%    100.0%    100.0%
Cost of services........................................   72.3      76.5      71.3      75.2
                                                          -----     -----     -----     -----
  Gross profit..........................................   27.7      23.5      28.7      24.8
Selling, general and administrative expenses............   20.0      19.0      20.5      19.7
Special charge..........................................     --        --        --       0.3
                                                          -----     -----     -----     -----
  Income from operations................................    7.7       4.5       8.2       4.8
Interest expense........................................   (2.0)     (2.7)     (1.8)     (2.5)
Interest income and other, net..........................    0.2        --       0.3       0.2
                                                          -----     -----     -----     -----
Income before income taxes..............................    5.9       1.8       6.7       2.5
Provision for income taxes..............................    2.6       1.2       2.9       1.3
                                                          -----     -----     -----     -----
Net income..............................................    3.3%      0.6%      3.8%      1.2%
                                                          =====     =====     =====     =====

     Revenues -- Revenues increased 26.8% and 35.8% to $138.8 million and $370.4 million for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in the prior year. These increases were primarily attributable to the inclusion of additional revenues in the 1998 periods of approximately $28.2 million and $94.9 million, respectively, from Additional Businesses acquired during 1997. The remainder of the increase was primarily attributable to increased demand for the Company's services.

     Cost of services -- Cost of services increased 34.0% and 43.1% to $106.1 million and $278.3 million for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in the prior year, reflecting increased costs associated with the higher level of revenues. Gross profit, as a percentage of revenues, decreased from 27.7% and 28.7% for the three and nine months ended September 30, 1997 to 23.5% and 24.8% for the three and nine months ended September 30, 1998. These reductions for 1998 were primarily attributable to lower demand for the Company's higher margin residential maintenance, repair and replacement services in the southeastern, midwest and southwestern United States and increased revenues from commercial maintenance repair and replacement services.

     Selling, general and administrative expenses -- Selling, general and administrative expenses increased 20.5% and 32.7% to $26.4 million and $74.4 million for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of selling, general and administrative expenses of Additional Businesses acquired during 1997 and goodwill amortization associated with the purchase of Additional Businesses.

     Interest expense -- Interest expense increased 73.1% and 90.6% to $3.7 million and $9.4 million for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in the prior year. These increases were attributable principally to increased levels of outstanding indebtedness, resulting from the use of borrowings to fund the cash portion of the purchase prices the Company paid for businesses acquired since September 30, 1997 and the issuance by ARS of its 7 1/4% Notes in April 1997.

     Interest income and other, net -- Interest income and other, net, decreased by $0.3 million from the three months ended September 30, 1997 to the corresponding period in 1998 while it increased by $0.1 million from the nine months ended September 30, 1997 to the corresponding period in 1998.

     Provision for income taxes -- For the three and nine months ended September 30, 1998, the Company recorded a provision for income taxes of $1.6 million and $4.8 million, respectively, as compared to a provision for income taxes of $2.8 million and $7.8 million recorded for the three and nine months ended September 30, 1997, respectively. The effective tax rate for the nine months ended September 30, 1998 was 52.5%, representing management's estimate of the effective tax rate for 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1998, net cash used in operating activities was $3.6 million, which was primarily attributable to an increase in accounts receivable since December 31, 1997. The increase in accounts receivable related primarily to the seasonal nature of the Company's operations, which generally results in increased levels of services provided in the second and third quarters as compared to the first and fourth quarters. Also during the nine months ended September 30, 1998, capital expenditures totaled $5.6 million and net borrowings of debt amounted to $14.8 million. The Company anticipates capital expenditures of approximately $2.5 million during the remainder of 1998, primarily for computer systems, leasehold improvements and furniture and fixtures. The Company believes its cash flow from operations and the borrowings available under the Credit Facility (as defined below) will be sufficient to support its ongoing operations and anticipated capital expenditures for the remainder of 1998 and 1999. Management anticipates that the Company's margin of compliance for certain financial covenants under the Credit Facility for its reporting period for the fourth quarter in 1998 and its reporting periods in 1999 may be lower than it was in the reporting period in the fourth quarter of 1997 and corresponding reporting periods in 1998. Depending on the Company's future results of operations, the Company may attempt to negotiate a modification of certain of these financial covenants with its Credit Facility lenders.

     In the second quarter of 1998, the Company negotiated a new secured credit facility (the "Credit Facility") with a syndicate of commercial banks and an insurance company which increased the Company's maximum borrowing capacity from $100 million under the Company's previous credit facility to $165 million. The Credit Facility is comprised of a $115 million three-year revolving credit facility (the "Revolving Credit") and a $50 million five-year term loan (the "Term Loan"). The Company used the proceeds of the Term Loan and borrowings under the Revolving Credit to repay the outstanding borrowings under its prior $100 million credit facility. Subject to certain limitations, the Company may use borrowings under the Revolving Credit for general corporate purposes, funding the purchases of businesses and the refinancing of their indebtedness, capital expenditures and working capital.

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

     The $50 million Term Loan consists of two $25 million tranches. One tranche bears interest at a fixed rate of 8.96% while the other tranche bears interest at the variable LIBOR plus a fixed margin of 325 basis points. Beginning April 2000, the Company is required to make quarterly principal payments of approximately $3.6 million on the Term Loan. The final payment on the Term Loan is due July 1, 2003.

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

     The Credit Facility restricts the cash consideration (including assumed debt) that the Company may pay for a business to be acquired if ARS does not generate a specified minimum level of EBITDA. The Company did not meet such minimum level of EBITDA for the quarter ended September 30, 1998. As a result, effective as of November 15, 1998, the Company will be required to obtain the prior written consent of the lenders under the Credit Facility prior to consummating an acquisition in which the amount of cash consideration (including assumed debt) that the Company would pay exceeds one times the historical adjusted EBITDA of the acquired business. Virtually all of the Company's acquisitions to date have involved consideration (including assumed debt) in excess of one times the acquired business' historical adjusted EBITDA. As a result, the Company expects that this restriction will cause the number of future acquisitions by the Company to decrease very materially when compared to the Company's past rate of acquisition activity. The Company currently expects that this restriction under the Credit Facility will remain in place at least until the second or third quarter of 1999.

     The Company's subsidiaries have guaranteed the repayment of all amounts under the Credit Facility and the Company has pledged the accounts receivable, inventory and stock of its operating subsidiaries as collateral for the repayment of its obligations under the Credit Facility. The Company is obligated to pay all principal and interest outstanding on the Credit Facility in the event of a change in control of the Company, as defined in the Credit Facility. As of September 30, 1998, the Company's outstanding borrowings under the Credit Facility were $99.5 million, bearing interest at a weighted average rate of 8.77%. At November 13, 1998, the Company's outstanding borrowings under the Credit Facility were $116.9 million, bearing interest at a weighted average rate of 8.6%.

     ARS also has outstanding $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). The 7 1/4% Notes are unsecured obligations of ARS and are convertible at $25.50 per share, subject to adjustment in certain events, into an aggregate of 2,156,863 shares of Common Stock. The 7 1/4% Notes contain cross-default provisions that give the holders of the 7 1/4% Notes the right to accelerate payment in the event of a default under certain of the Company's debt agreements, including the Credit Facility. In the event of a change in control of the Company, as defined in the indenture governing the 7 1/4% Notes, the holders of the 7 1/4% Notes have the right to require the Company to repurchase the 7 1/4% Notes.

     As of September 30, 1998, ARS also had outstanding $3.5 million aggregate principal amount of Series A Notes. The Series A Notes are unsecured obligations of ARS and the outstanding Series A Notes are convertible into an aggregate of 250,333 shares of Common Stock. As of September 30, 1998, the weighted average price per share at which the outstanding Series A Notes are convertible into Common Stock was $13.94 per share and the weighted average interest rate payable on the outstanding Series A Notes was 7.15% per annum. In the event of a change in control of the Company, as defined in the indenture governing the Series A Notes, the holders of the Series A Notes have the right to require the Company to repurchase the Series A Notes.

     In the third quarter of 1998, the Company acquired seven businesses for aggregate consideration of $6.1 million in cash, 31,578 shares of Common Stock and $0.7 million aggregate principal amount of Series A Notes. Since September 30, 1998 and through November 13, 1998, the Company acquired five businesses for aggregate consideration of $8.5 million in cash and $4.0 million aggregate principle amount of Series A Notes. Funding of the cash portion of the purchase prices and repayment of certain indebtedness assumed in connection with those acquisitions was provided by funds from operations and borrowings under the Credit Facility.

     The Company intends to continue to pursue attractive acquisition opportunities of both residential services and commercial maintenance services businesses, but will do so on a more selective basis that will be less likely to divert management's focus away from internal growth objectives. The timing, size and success of any acquisition effort and the associated potential capital commitments are unpredictable. Effective as of November 15, 1998, the Company will be required to obtain the prior written consent of its lenders under the Credit Facility prior to consummating an acquisition in which the amount of cash consideration (including assumed debt) that the Company would pay exceeds one times the historical adjusted EBITDA of the acquired business. There can be no assurance that such lenders will approve any acquisition for which their approval is required. Subject to the foregoing, the Company expects to fund any future permitted acquisitions primarily through a combination of Common Stock, working capital, cash flow from operations and borrowings, issuance of convertible debt securities and the possible public or private sale of additional debt or equity securities. The Company maintains an effective shelf registration statement under the Securities Act of 1933, as amended, that facilitates the issuance of shares of Common Stock and Series A Notes for use as consideration in acquisitions.

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

     The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 software failures. Therefore, in 1997 the Company began examining the Year 2000 issue in an effort to minimize the disruptions to the Company's business and potential Company liabilities that could result from Year 2000 software failures. The Company has engaged both employees and outside experts to identify Year 2000 compliance problems, to assist in developing estimates and to complete necessary remediation work, including the reprogramming, replacement and testing of software for Year 2000 compliance.

     The Company currently has a plan in place to modify or replace portions of its administrative and operating software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter, providing management with consistent operational and financial information throughout the Company. The Company currently estimates that this process should be completed by the third quarter of 1999.

     The Company has also initiated efforts to evaluate the status of the Year 2000 readiness of certain of its material vendors and third parties with which it conducts business. While the Company has received assurances in some cases that such persons' systems will be Year 2000 compliant, there can be no guarantee that Year 2000 problems originating with third parties whose systems affect the Company will not occur. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company is also reviewing its building and utility systems (elevators, lights, phones, etc.) for the impact of Year 2000. Many of the systems in this area are believed to already be Year 2000 compliant.

     To date, the Company has spent approximately $0.4 million to identify and correct potential Year 2000 software problems. Costs to be incurred in the remainder of 1998 and 1999 to correct Year 2000 problems, as well as to upgrade or replace the Company's information systems in general, are estimated to be approximately $5.0 million. The Company does not expect costs relating to Year 2000 remediation to have a material adverse effect on its results of operations or financial condition.

     Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plans to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. Because the Company plans to address any significant Year 2000 issues before being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated program, the Company will develop contingency plans as necessary. Furthermore, although the Company does not anticipate any material adverse effect from Year 2000 failures, there is no guarantee of total compliance. Specific factors that give rise to uncertainty include failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, a possible loss of technical resources to perform the work and other similar uncertainties. Year 2000 non-compliance could result in a material disruption of the Company's operations, an interruption in its ability to collect amounts due from customers, loss of accurate accounting records or any number of other difficulties. Depending on the length of non-compliance and system failure, any or all of these situations could have a material adverse impact on the Company's results of operations and financial position.

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

                      AMERICAN RESIDENTIAL SERVICES, INC.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          27.1           -- Financial Data Schedule.

     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated September 25, 1998 to report that it expected earnings for the quarter ended September 30, 1998 to be significantly below earnings for the same period last year and consensus analyst estimates.

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

Dated: November 13, 1998

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          27.1           -- Financial Data Schedule.