Form 10-K405
period 1998-12-31
AMERICAN RESIDENTIAL SERVICES INC
filed 1999-03-31
CIK 1014187

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark one)

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (713) 599-0100
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------

   Common Stock, par value $.001 per share                 New York Stock Exchange
     Rights to Purchase Series A Junior                    New York Stock Exchange
        Participating Preferred Stock

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 30, 1999, there were 15,887,704 shares of common stock, par value $.001 per share, of the Registrant issued and outstanding, 14,754,248 of which, having an aggregate market value of $79,304,083, based on the closing price per share of the common stock of the Registrant reported on the New York Stock Exchange on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                              PAGE
                                                              ----
Item 1. Business............................................     1
  General...................................................     1
  ServiceMaster's Proposed Acquisition of the Company.......     2
  Industry Overview.........................................     2
  Business Strategy.........................................     2
  Residential Services......................................     3
  Commercial Maintenance Services...........................     4
  Operations................................................     4
  Sales and Marketing.......................................     5
  Hiring, Training and Safety...............................     5
  Intellectual Property.....................................     5
  Employees.................................................     6
  Sources of Supply.........................................     6
  Seasonality and Weather...................................     6
  Competition...............................................     6
  Governmental Regulation and Environmental Matters.........     7
  Factors That May Affect Future Results....................     8
Item 2. Properties..........................................    10
Item 3. Legal Proceedings...................................    10
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................    11

                             PART II

Item 5. Market for Registrant's Common Equity and Related
  Stockholder Matters.......................................    11
Item 6. Selected Financial Data.............................    12
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    13
Item 7A. Quantitative and Qualitative Disclosure About
  Market Risk...............................................    21
Item 8. Financial Statements and Supplementary Data.........    22
Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................    49

                             PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................    49
Item 11. Executive Compensation.............................    53
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................    57
Item 13. Certain Relationships and Related Transactions.....    58

                             PART IV

Item 14. Exhibits, Financial Statements Schedules, and
  Reports on Form 8-K.......................................    59

                                     PART I

ITEM 1. BUSINESS.

GENERAL

  Formation, Initial Public Offering and Acquisitions

     American Residential Services, Inc. ("ARS" and, collectively with its subsidiaries, the "Company") is a national provider of (i) comprehensive maintenance, repair and replacement services for heating, ventilating and air conditioning ("HVAC"), plumbing, electrical, indoor air quality and other systems and major home appliances in homes and small commercial buildings (collectively, "residential maintenance services") and (ii) new installations of those systems in homes and small commercial facilities under construction ("new residential installation services" and, together with residential maintenance services, "residential services"). Through its wholly owned subsidiary, American Mechanical Services ("AMS"), ARS also provides comprehensive maintenance, repair, replacement, reconfiguration and monitoring services for HVAC, plumbing, refrigeration, and electrical systems and controls in existing large commercial, industrial and institutional facilities such as office buildings, health care facilities, educational facilities and retail centers (collectively, "commercial maintenance services"). The Company has operations in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Nebraska, Nevada, North Carolina, Oklahoma, Pennsylvania, South Carolina, Texas, Virginia and the Washington, D.C. metropolitan area.

     To achieve its goal of becoming a leading national provider of residential services and commercial maintenance services, the Company undertook an aggressive acquisition program through 1998 and is implementing a national operating strategy designed to increase internal growth and capitalize on cost efficiencies. In September 1996, ARS acquired seven residential services businesses (together with the common parent of two of those businesses, the "Founding Companies") in separate transactions simultaneously with the closing of ARS's initial public offering (the "IPO") of its common stock (the "Common Stock"). Since then and through December 31, 1998, the Company acquired an additional 98 businesses providing either residential services or commercial maintenance services or both (collectively with the Founding Companies, the "Acquired Businesses").

  Operating Results and Debt Compliance Issues

     The Company has incurred losses since its IPO in September 1996, and in 1997 and 1998 reported special charges of $24.2 million and $4.3 million, respectively, as a result of, among others, decisions to reduce overhead and consolidate or eliminate certain operations. Additionally, in the fourth quarter of 1998, the Company discontinued its air-conditioned tent rental business and recorded a $3.1 million loss, net of tax, on disposal. Furthermore, the Company's credit facility contains financial covenants which are computed based on the Company's consolidated financial position and operating results. During 1998, the Company was required to obtain, and did obtain, waivers from its lenders as a result of the Company's failure to comply with certain financial covenants of the credit facility. On March 31, 1999, the required lenders under the credit facility agreed to waive the covenant violations and amend certain provisions of the credit facility. See "Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

     The Company's principal executive offices are located at Post Oak Tower, Suite 725, 5051 Westheimer Road, Houston, Texas 77056-5604, and its telephone number at that address is (713) 599-0100. ARS is a Delaware corporation incorporated in 1995.

SERVICEMASTER'S PROPOSED ACQUISITION OF THE COMPANY

     On March 22, 1999, ARS entered into an Agreement and Plan of Merger (the "Merger Agreement") with The ServiceMaster Company ("ServiceMaster") and a wholly-owned subsidiary of ServiceMaster. The Merger Agreement provides for the acquisition of ARS for a price of $5.75 per share in cash pursuant to a tender offer (the "Tender Offer") by the ServiceMaster subsidiary for all outstanding shares of ARS Common Stock, par value $.001 per share, including the associated Preferred Stock Purchase Rights (the

"Rights") (collectively, the "ARS Shares"). The Tender Offer, which commenced on March 29, 1999, is currently scheduled to expire at 11:59 p.m., New York City time, on April 26, 1999 (but may be extended under certain circumstances).

     Completion of the Tender Offer is subject to certain conditions, including a minimum of 52% of the outstanding shares of ARS's common stock being validly tendered and not withdrawn prior to the expiration of the Tender Offer, compliance with certain financial and other covenants, no material adverse change having occurred and the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Assuming successful completion of the Tender Offer, all ARS Shares not tendered and purchased in the Tender Offer will be converted into the right to receive the price per share paid pursuant to the Tender Offer in cash pursuant to a merger of ARS with the ServiceMaster subsidiary as contemplated by the Agreement (the "Merger").

     The Tender Offer for all of the outstanding ARS Shares aggregates approximately $92.0 million which is approximately $40.0 million below the Company's historical cost basis in its net assets (total stockholders' equity) of $132.0 million as of December 31, 1998. The proposed acquisition will be accounted for by ServiceMaster using the purchase method of accounting, which requires an allocation of the purchase price to the assets acquired and liabilities assumed based on fair value as determined by ServiceMaster. The Company's consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles which may be greater or less than the fair value of the assets and liabilities as determined by ServiceMaster.

     ServiceMaster's Schedule 14D-1 and related Tender Offer documents (including the Offer to Purchase and Letter of Transmittal), and ARS's Schedule 14D-9, in each case filed with the Securities and Exchange Commission on March 29, 1999, provide additional information with regard to the terms, conditions and termination events relating to the Tender Offer and the Merger.

INDUSTRY OVERVIEW

     The Company believes the residential and commercial HVAC, plumbing and electrical industries in the United States represent an annual market in excess of $60 billion, of which residential maintenance services and commercial maintenance services each account for in excess of $25 billion. It estimates this market is served by over 50,000 companies, consisting predominantly of small, owner-operated businesses operating in single local geographic areas and providing a limited range of services. The Company also believes the majority of owners in its industry have limited access to adequate capital for modernization, training and expansion and limited opportunities for liquidity in their businesses. The Company believes significant opportunities are available to a well-capitalized, national company employing professionally trained, customer-oriented service personnel and providing a full complement of high-quality residential services and commercial maintenance services.

BUSINESS STRATEGY

     To enhance its market position as a national provider of residential services and commercial maintenance services, the Company has implemented a national operating strategy directed toward enhancing internal revenue growth and profitability and achieving cost efficiencies. Historically, the Company has also emphasized growth through acquisitions. However, in November 1998, the Company announced that it was significantly slowing its acquisition activity and since that time has effectively deactivated its acquisition program. As a result, the Company does not expect to acquire any material businesses in 1999.

     National Operating Strategy. The Company's national operating strategy employs "best practices" throughout its operations to increase internal growth and profitability through enhanced operations and the achievement of cost efficiencies. For example, the Company provides its 24-hour emergency service at substantially all its locations, and the Company's residential services operations monitor service-call quality by attempting to contact each of its service customers promptly following a service call. In addition, the Company has developed a national training program to improve and keep current the technical, selling and customer-relations skills of its service technicians. Management believes these practices will enable the Company to provide superior customer service and maximize sales opportunities. This service-oriented strategy also will allow the Company to reinforce its brand image at the local level while fostering its long-term efforts to develop a national brand name. Additionally, the Company has implemented programs to reduce costs (as a percentage of revenues) compared to those of individual acquired businesses in such areas as: the purchase of HVAC equipment for installation or resale, service vehicles, parts and tools, vehicle and equipment maintenance, financing arrangements, employee benefits and insurance.

     Various factors may affect the extent to which the Company's internal growth strategies will be successful. See "Factors That May Affect Future Results."

     Acquisition Strategy. Through November 1998, the Company implemented an aggressive acquisition program that targeted large metropolitan and high-growth suburban areas with attractive demographics. The Company's acquisition strategy historically involved entering new geographic markets and expanding within existing markets for residential services and commercial maintenance services. Since the IPO and the acquisitions of the Founding Companies and through December 31, 1998, the Company has acquired 98 businesses, including 18 acquired in 1998, which provide residential services, commercial maintenance services or both. Since November 15, 1998, the Company has been required to obtain the prior written consent of its lenders under its credit facility prior to consummating any material acquisition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In addition to that restriction, in November 1998, the Company announced that it was significantly slowing its acquisition activity and since that time has effectively deactivated its acquisition program. The Company believes that this emphasis will allow the Company's management to better focus on integrating those operations previously acquired by the Company.

RESIDENTIAL SERVICES

     The Company provides a variety of residential maintenance services for HVAC, plumbing, electrical, indoor air quality and other systems and major home appliances in homes and small commercial buildings. It also installs these systems in new homes and small commercial buildings under construction. Its residential maintenance services include checkups, cleaning, repair and replacement of HVAC systems and associated parts; maintenance, repair and replacement of electrical switches, outlets, lines, panels and fixtures; repair and replacement of bathroom fixtures, water filters and water heaters; cleaning, repair and replacement of pipes, sewer lines and residential sanitary systems; and maintenance, repair and replacement of other residential systems and appliances. In connection with its repair and replacement services, the Company sells on a retail basis a wide range of HVAC, plumbing, electrical and other equipment, including complete HVAC systems and a variety of HVAC, plumbing and electrical parts and system components. As a subcontractor to builders, the Company installs complete central HVAC systems, electrical systems, plumbing systems and other systems in newly constructed homes and small commercial buildings.

     The Company provides residential services in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Nebraska, Nevada, North Carolina, Oklahoma, Pennsylvania, South Carolina, Texas, Virginia and the Washington, D.C. metropolitan area.

     The Company believes its residential maintenance services business generally benefits from its new residential installation services operations as a result of (i) the significant volume of purchases of HVAC systems for its installation services and (ii) the addition of new customer and equipment information in the Company's marketing database. New installation services also provide the Company with cooperative advertising credits from certain HVAC system manufacturers, which the Company uses to promote its services for existing residential HVAC systems. Through leveraging these benefits, acquiring additional businesses and internal development, the Company intends to emphasize the growth of its higher-margin residential maintenance services business.

     The extent to which the Company is able to maintain or increase revenues from new residential installation services for homebuilders depends on the levels of housing starts from time to time in the markets in which it operates and reflects the cyclical nature of the homebuilding industry. The homebuilding industry is affected significantly by changes in general and local economic conditions, such as employment and income levels, the availability and cost of financing for home buyers, consumer confidence and housing demand. Downturns in the levels of housing starts in the areas in which the Company operates could have a material adverse effect on its results of operations.

COMMERCIAL MAINTENANCE SERVICES

     Another important element of the Company's growth strategy is further expansion into the commercial maintenance services market to provide services for existing large commercial, industrial and institutional facilities such as office buildings, health care facilities, educational facilities and retail centers. The Company currently provides commercial maintenance services through AMS in Arizona, California, Colorado, Indiana, Maryland, Nevada, Texas, Virginia and the Washington, D.C. metropolitan area. Through AMS, the Company intends to offer various commercial maintenance service capabilities, including refrigerant retrofit capabilities, building automation services, remote monitoring, refrigeration maintenance, electrical services and the design and building of retrofit capabilities for major facility expansion or renovation projects.

     The extent to which the Company is able to maintain or increase revenues from its commercial maintenance services is affected generally by building occupancy rates and expansion or renovation activities in the markets in which it operates.

OPERATIONS

     The Company operates on a decentralized basis, with its operations organized into four geographic regions for its residential services operations and one geographic region for its commercial maintenance services operations. In the third quarter of 1998, the Company reduced its number of residential regions from seven to four and its number of commercial maintenance regions from two to one. A regional vice president, a regional controller and other support staff generally oversee the operations within each region, and management of each operating location is responsible for its day-to-day operations, profitability and growth. Local management is provided support through the Company's marketing and advertising strategies and programs. The Company's regional and executive management personnel coordinate the sharing among operating locations of financial resources for improved systems and expansion of services, training programs, financial controls, purchasing information and operating expertise to improve productivity, lower operating costs and improve customer satisfaction to stimulate internal growth. The Company requires adherence to its training, safety, customer-satisfaction, accounting and internal control policies throughout its operations.

     Local operations centers coordinate the Company's provision of services. These centers process orders, arrange service calls, ensure timely delivery of required repair parts or new equipment, communicate with customers and service technicians and invoice customers. Service personnel work out of service vehicles equipped with an inventory of equipment and commonly required tools, parts and supplies needed to complete a variety of jobs. These personnel perform services under maintenance and service contracts and in response to requests for emergency or other services not under contract. The Company generally requires payment for residential maintenance services at the time the services are provided, except in the case of certain well-established customers or services under a service contract. In its commercial maintenance operations, the Company generally offers thirty-day payment terms for services provided.

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

     Except for the air ducts that the Company fabricates for HVAC system installations and replacements, the Company purchases substantially all of the equipment and component parts it sells or installs from original equipment manufacturers ("OEMs") and other distributors. As a part of its efforts to achieve efficiencies in its purchasing of equipment and other supplies, the Company is reducing the number of OEMs and distributors from which it obtains those supplies. The Company is not, however, materially dependent on any one of these outside sources. See "Sources of Supply."

SALES AND MARKETING

     The Company advertises its residential maintenance services through various advertising programs, which have used mail-outs, yellow pages, newspapers, radio and television to promote the services offered under the trade names or service marks of the Acquired Businesses. These advertising programs have been effective in creating name recognition and customer identification with the Acquired Businesses for the quality of the services they offer in their local areas. The Company currently continues to utilize the trade names and service marks of these businesses in its advertising and promotional materials in their local areas, but intends over a period of years to promote and establish the Company's name and service marks nationally.

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

     In its new residential installation services operations, the Company focuses on cultivating long-term relationships with its national, regional and local home builder and general contractor customers. These marketing efforts primarily involve direct sales contacts emphasizing the Company's quality of services and reliability. In addition, the Company applies labels with its name and phone number to newly installed equipment and times direct telemarketing sales efforts for service contracts to coincide with the expiration of manufacturer warranties on Company installed equipment. The Company believes these measures will lead to additional residential maintenance business.

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

     The Company has numerous customers. No single customer accounted for more than 10% of its revenues during 1998.

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

INTELLECTUAL PROPERTY

     The Company owns various trademarks, service marks and trade names it uses in its local operations, advertising and promotions. The Company anticipates that, for the foreseeable future, the Acquired Businesses and any other additional businesses that may be subsequently acquired will continue to use their respective trade names and service marks in their local areas. The Company intends over time to have its operations identified by the ARS or AMS name and logos and has implemented certain uniform service names and markings for use on its vehicles and in its advertising and promotional materials.

EMPLOYEES

     As of March 31, 1999, the Company had approximately 5,000 employees, of which approximately 700 employees principally engaged in providing commercial maintenance services were members of various unions. The Company believes that a significant percentage of companies providing commercial maintenance services have employees who are members of unions and that, as the Company continues to expand into the commercial maintenance services business, the number of union members it employs will increase. The Company has not experienced any strikes or work stoppages and believes its relationship with its employees is good.

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

SEASONALITY AND WEATHER

     The Company's residential services and commercial maintenance services operations are subject to different seasonal variations in its different lines of service. Except in certain areas in the southern United States, the demand for new residential installations is lower in the winter months because new construction activity is lower as a result of colder weather (although the Company expects that this reduction in demand may be partially offset by increases in the demand for commercial replacement services generally experienced in the winter months). Demand for residential HVAC and commercial maintenance services is generally higher in the second and third quarters than in the first and fourth quarters. Accordingly, the Company expects its revenues and operating results generally will be lower in its first and fourth quarters than in its second and third quarters. The Company has also experienced, and expects that it will in the future experience, quarterly fluctuations in revenues, operating income and cash flows as a result of changes in weather conditions. As a result of these factors, the results of any quarterly period may not be indicative of results to be expected for a full year. See "Factors That May Affect Future Results."

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

     Most of the Company's competitors are small, owner-operated companies that typically operate in a single local geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to provide their services at lower rates than the Company. Moreover, in the residential services market, many homeowners have traditionally relied on individual persons or small repair service firms with whom they have long-established relationships for a variety of home repairs. In addition, in the last few years, other public companies have been formed that offer some of the same residential services that the Company offers in some of the same geographic markets. There are also a number of national retail chains that sell a variety of plumbing fixtures and equipment and HVAC equipment for residential use, and that offer, either directly or through various subcontractors, installation, warranty and repair services. Other companies or trade groups engage in franchising their names and marketing programs in some residential services lines. In the commercial maintenance services market, other public companies are engaged primarily in providing commercial maintenance services in the service lines on which the Company focuses or intends to focus in the future and in some of the same geographic markets, and certain HVAC OEMs also provide commercial maintenance services as a complement to their manufacturing and distribution businesses.

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

     Numerous federal, state and local environmental laws and regulations, including those governing vehicle emissions and the use and handling of refrigerants, affect the Company's operations. Federal and state environmental laws include statutes intended to allocate the cost of remedying contamination among specifically identified parties. The Company's operations are also subject to the federal Clean Air Act, as amended (the "Clean Air Act"), which governs air emissions and imposes specific requirements on the use and handling of chlorofluorocarbons ("CFCs") and certain other refrigerants. Clean Air Act regulations require the certification of service technicians involved in the service or repair of systems, equipment and appliances containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased the Company's training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended to ultimately eliminate the use of CFCs in the United States and require alternative refrigerants to be used in replacement HVAC systems. The implementation of the Clean Air Act restrictions has also increased the cost of CFCs in recent years and is expected to continue to increase such costs in the future. As a result, the Company expects the number of conversions of existing HVAC systems that use CFCs to systems using alternative refrigerants to increase. The Company's operations in certain areas are subject to laws that may, over the next few years, require specified percentages of vehicles in large vehicle fleets to use "alternative fuels," such as compressed natural gas or propane, and to meet reduced emissions standards. The Company cannot predict to what extent its future operations and earnings may be affected by new regulations or changes in existing regulations relating to vehicle emissions.

     The Company's capital expenditures for property and equipment for environmental control facilities during 1998 were not material. The Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of its future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require the Company to make material additional expenditures.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Report contains statements of management's plans, objectives and expectations and "forward-looking statements" that involve a number of risks, uncertainties and assumptions and is provided in accordance with the provisions of the Private Securities Litigation Reform Act. No assurance can be given that actual results will not differ materially from these statements as a result of various factors, including the following:

          The ability of the Company to improve its operating results depends on the extent to which its business strategies for growth succeed. The Company cannot provide assurance that it will not encounter unforeseen costs, delays or impediments in implementing these strategies, that these strategies will produce the benefits management expects or that these strategies will be successful.

          The success of the Company will depend, in part, on the extent to which the Company is able to eliminate the unnecessary duplication of functions among the Acquired Businesses and otherwise integrate the Acquired Businesses and such additional businesses as it may acquire in the future into a cohesive, efficient enterprise.

          The Company's operations depend on the continuing efforts of its executive officers and the senior management of its principal operating subsidiaries. The business or prospects of the Company could be affected adversely if any significant number of those persons do not continue in their management roles and the Company is unable to attract and retain qualified replacements.

     While the Company does not expect to acquire any material businesses in 1999, the Company's historical acquisition strategy, when and if fully or partially reactivated at a future date, is expected to present risks that include the possibility of the adverse effect on existing operations of the Company from the diversion of management's attention and resources to acquisitions, the possible loss of acquired customer bases and key service personnel, and the contingent and latent risks associated with the past operations of and other unanticipated problems arising in the acquired businesses. The success of the Company's acquisition strategy will depend on the extent to which it is able to acquire, successfully absorb and profitably manage additional businesses, and no assurance can be given that the Company's strategy will succeed or that the Company's business and financial performance will not be materially adversely affected thereby. In this connection, competition for acquisition candidates could cause the cost of acquiring businesses to increase materially.

     As consideration for future acquisitions, the Company may use various combinations of its Common Stock, cash, convertible notes or other debt securities, when and if the Company's acquisition program is fully or partially redirected. The extent to which the Company will be able or willing to use Common Stock or debt securities in making future acquisitions will depend on the market value of those securities and the willingness of potential sellers to accept them as full or partial payment. The Company's ability to fund future acquisitions is limited by restrictions in its Credit Facility and by the extent to which the Company is able to raise capital for funding acquisitions, as well as to expand existing operations, through equity or debt financings, and no assurance can be given that the Company will be able to obtain the capital it will need to finance a successful acquisition program and its other cash needs in the future. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The factors affecting the Company's ability to generate internal growth include the extent to which it is able to expand the range of services it offers, grow existing customer bases through the development and implementation of cost-effective advertising and other marketing programs and reduce operating and overhead costs of acquired businesses. Factors affecting the ability of the Company to expand services include the extent to which it is able to attract and retain qualified operational management, service and installation personnel and leverage its relationships with existing customers to provide them services currently obtained from others.

     The markets for residential services and commercial maintenance services are highly competitive and are served principally by small, owner-operated private companies, some of which may have lower overhead cost structures, and may be able to provide their services at lower rates, than the Company. The Company believes that (i) the residential services and commercial maintenance services sectors of its industry are subject to rapid consolidation, (ii) only a few other public companies currently are focused on providing residential services in some of the service lines provided by the Company and (iii) only a small number of public companies are engaged primarily in commercial maintenance services in the service lines on which the Company is focusing. Certain of the Company's present and potential competitors have greater financial resources than the Company to finance acquisition and internal growth opportunities and may be willing to pay higher prices than the Company for the same opportunities or to develop their own residential or commercial maintenance services operations. Consequently, the Company may encounter significant competition in its efforts to achieve its growth objectives. See "Competition."

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

     The Company's balance sheet at December 31, 1998 includes an intangible asset, "goodwill", that represents 60% of total assets and 174% of stockholders' equity. Goodwill is recorded when the Company pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require the Company to amortize goodwill and all other intangible assets over the period benefited. The Company's management has determined that period to be no less than 40 years. If it turns out that the period should have been shorter, earnings reported in periods in the early years after the closing of an acquisition would be overstated and, in later years, the Company would be burdened by a continuing charge against earnings, without the benefit to income that the Company believed it would attain when the Company agreed on the purchase price. It is possible that earnings reported in later years might also be significantly reduced if management determines then that the remaining balance of goodwill is impaired and writes off the balance of such impaired goodwill. The Company's management believes that there is no persuasive evidence that any material portion of such goodwill is impaired at such date.

     The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define the applicable year. The Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a system failure or material miscalculation, either of which could cause a disruption of operations. These disruptions could include, among other things, a temporary inability to process transactions, process invoices or engage in similar routing business activities. Based on the progress the Company has made in addressing its year 2000 issues and the Company's plans to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. Although the Company does not anticipate any material adverse effect from Year 2000 failures, there is no guarantee of total compliance. Specific factors that give rise to uncertainty include failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, a possible loss of technical resources to perform the work and other similar uncertainties. Year 2000 non-compliance could result in material disruption of the Company's operations, an interruption in its ability to collect amounts due from customers, loss of accurate accounting records or any number of other difficulties. Depending on length of non-compliance and system failure, any or all of these situations could have material adverse impact on the Company's results of operations and financial position.

     ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

ITEM 2. PROPERTIES.

     The Company's facilities consist principally of offices, garages and maintenance and warehouse facilities. The Company believes its facilities are generally well-maintained and adequate for the Company's existing and planned operations at each operating location.

     The Company owns certain of its facilities and leases the remainder of its facilities under leases with remaining terms ranging from month-to-month to 10 years on terms the Company believes to be commercially reasonable. Certain of these leases are with officers and directors of the Company who were formerly owners of the Acquired Businesses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of ARS trades on the New York Stock Exchange (the "NYSE") under the symbol "ARS." As of March 1, 1999, there were 15,887,704 shares of Common Stock outstanding, held by approximately 290 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of the Common Stock.

     The following table sets forth the range of high and low sale prices for the Common Stock on the NYSE (as reported on the Composite Transactions Reporting System) for the periods indicated:

                                                               HIGH     LOW
                                                              ------   ------
Year ended December 31, 1997:
  First Quarter.............................................  $28.50   $19.12
  Second Quarter............................................   24.50    17.50
  Third Quarter.............................................   25.37    15.37
  Fourth Quarter............................................   18.81    12.00
Year ended December 31, 1998:
  First Quarter.............................................   16.06     8.25
  Second Quarter............................................   11.88     7.75
  Third Quarter.............................................   11.19     2.69
  Fourth Quarter............................................    4.63     2.56
Year Ended December 31, 1999:
  First Quarter (through March 30, 1999)....................    5.50     1.81

     The last reported sale of the Common Stock on the NYSE (as reported on the Composite Transactions Reporting System) on March 30, 1999 was $5.38.

     ARS has never paid or declared any dividends and currently intends to retain earnings to finance the expansion of its business. Any future dividends will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition and performance, cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law and the restrictions the Company's credit facility imposes and the Company's future credit facilities or debt instruments may impose. The Company's credit facility prohibits the payment of dividends (except for dividends payable in Common Stock and certain preferred stock). See "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 9 of the Notes to Consolidated Financial Statements of the Company.

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

ITEM 6. SELECTED FINANCIAL DATA.

     For financial reporting purposes, Atlas Services, Inc. ("Atlas"), one of the Founding Companies, is presented as the accounting acquiror in all acquisitions by ARS through September 30, 1996, the effective date of the acquisitions of the Founding Companies. From that date to December 31, 1998, the Company acquired 98 businesses, 24 of which were accounted for under the pooling-of-interests method of accounting (the "Pooled Businesses"). The Company's historical financial statements for periods ended on or before September 30, 1996 are the consolidated historical financial statements of Atlas retroactively restated for 15 of the Pooled Businesses (the "Restated Businesses"). The 9 remaining Pooled Businesses are not significant to prior historical periods, and their results and the results of the other 74 acquired businesses accounted for under the purchase method of accounting through December 31, 1998 have been included in the consolidated results of the Company beginning on their respective dates of acquisition. As used in this discussion, the "Company" means (i) Atlas plus the Restated Businesses prior to September 30, 1996 and (ii) ARS and its consolidated subsidiaries on that date and thereafter. The following selected financial information has been derived from the audited financial statements of the Company for each year in the three-year period ended December 31, 1998. The remaining selected financial information has been derived from unaudited financial statements of the Company, which have been prepared on the same basis as the audited financial statements, and in the opinion of the Company, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of that information. The summary financial information below should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1994      1995       1996       1997       1998
                                            -------   -------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Revenues................................  $81,125   $97,686   $150,330   $381,645   $505,562
  Gross profit............................   19,938    25,304     41,270    106,131    116,293
  Selling, general and administrative
     expenses(1)..........................   16,992    19,914     37,632     80,742    103,310
  Special charge and other costs(2)(3)....       --        --         --     24,194      4,315
  Income from continuing operations.......    2,946     5,390      3,638      1,195      8,668
  Interest expense(1).....................     (355)     (356)    (5,479)    (7,469)   (13,405)
  Interest income and other expense,
     net..................................      611       209        609      1,063        877
  Net income (loss).......................  $ 1,916   $ 3,155   $ (3,035)  $ (4,701)  $ (7,861)
                                            =======   =======   ========   ========   ========
Basic and diluted net income (loss) per
  share...................................  $  0.47   $  0.77   $  (0.48)  $  (0.33)  $  (0.50)
                                            =======   =======   ========   ========   ========
Shares used in computing net income (loss)
  per share...............................    4,085     4,085      6,277     14,330     15,702
                                            =======   =======   ========   ========   ========
BALANCE SHEET DATA:
  Working capital.........................  $ 2,249   $ 1,284   $ 19,175   $ 27,608   $ 39,082
  Total assets............................   21,854    25,243    211,624    335,291    382,217
  Total debt, including current portion...    4,882     4,557     56,063    136,371    174,350
  Stockholders' equity....................    4,029     5,479    116,251    134,563    131,972

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

(3) For the year ended December 31, 1998, special charge and other costs of $4,315 related to termination and severance costs, and future lease commitments on abandonment of certain operating facilities. See Note 2 of Notes to Consolidated Financial Statements of the Company for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto, "Item 6 -- Selected Financial Data" and "Item 1 -- Business -- Factors That May Affect Future Results" in this Report.

INTRODUCTION

  Formation, Initial Public Offering and Acquisitions

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

     ARS, incorporated in October 1995, conducted no operations prior to September 27, 1996 other than in connection with the IPO and the acquisitions of the Founding Companies. Between then and December 31, 1998, the Company acquired an additional 98 businesses (collectively with the Founding Companies, the "Acquired Businesses"), of which 13 were acquired in the fourth quarter of 1996 (the "1996 Acquisitions"), 67 were acquired in 1997 and 18 were acquired in 1998. Each of the Acquired Businesses operated as separate, independent businesses prior to its acquisition by the Company. The success of the Company depends, in part, on the extent to which the Company is able to effectively integrate the Acquired Businesses and those that it may acquire in the future, if any. In addition, the various costs and possible cost-savings resulting from the integration process may make historical operating results not comparable to, or indicative of, future performance.

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

  Operating Results and Debt Compliance Issues

     The Company has incurred losses since its IPO in September 1996 and in 1997 and 1998 reported special charges of $24.2 million and $4.3 million, respectively, as a result of, among others, decisions to reduce overhead and consolidate or eliminate certain operations as discussed further below. Additionally, in the fourth quarter of 1998, the Company discontinued its air-conditioned tent rental business and recorded a $3.1 million loss, net of tax, on disposal. The Company's future success is dependent upon a number of factors which include, among others, the ability to manage growth, the ability to integrate operations, the reliance on acquisition financing, the ability to attract and retain qualified management and employees, the ability to maintain compliance with its credit facility and risks associated with competition, seasonality and quarterly fluctuations. Management's plan to improve the Company's future operating performance include (1) the implementation of a company-wide accounting and operating information system which will provide management increased capabilities related to budgeting, pricing and managing construction jobs and managing inventories, (2) the implementation of improved credit and collection policies at all Company locations, (3) the implementation of an incentive plan based upon each individual district's operating results in comparison to budget,
(4) cost reductions achieved through the elimination of the market development department, headcount reductions and the restructuring of the Company's regional reporting structure and (5) the allocation of additional responsibilities to those managers who have generated positive results since the Company's inception.

ServiceMaster's Proposed Acquisition of the Company

     On March 22, 1999, ARS entered into the Merger Agreement with ServiceMaster and a wholly-owned subsidiary of ServiceMaster. The Merger Agreement provides for the acquisition of ARS for a price of $5.75 per share in cash pursuant to the Tender Offer by the ServiceMaster subsidiary for all outstanding ARS Shares. The Tender Offer, which commenced on March 29, 1999, is currently scheduled to expire at 11:59 p.m., New York City time, on April 26, 1999 (but may be extended under certain circumstances).

     Completion of the Tender Offer is subject to certain conditions, including a minimum of 52% of the outstanding shares of ARS's common stock being validly tendered and not withdrawn prior to the expiration of the Tender Offer, compliance with certain financial and other covenants, no material adverse change having occurred and the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Assuming successful completion of the Tender Offer, all ARS shares not tendered and purchased in the Tender Offer will be converted into the right to receive the price per share paid pursuant to the Tender Offer in cash pursuant to a merger of ARS with the ServiceMaster subsidiary as contemplated by the Agreement (the "Merger").

     The Tender Offer for all of the outstanding ARS Shares aggregates approximately $92.0 million which is approximately $40.0 million below the Company's historical cost basis in its net assets (total stockholders' equity) of $132.0 million as of December 31, 1998. The proposed acquisition will be accounted for by ServiceMaster using the purchase method of accounting, which requires an allocation of the purchase price of the purchase price to the assets acquired and liabilities assumed based on fair value as determined by ServiceMaster. The Company's consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles which may be greater or less than the fair value of the assets and liabilities as determined by ServiceMaster.

     ServiceMaster's Schedule 14D-1 and related Tender Offer documents (including the Offer to Purchase and Letter of Transmittal), and ARS's Schedule 14D-9, in each case filed with the Securities and Exchange Commission on March 29, 1999, provide additional information with regard to the terms, conditions and termination events relating to the Tender Offer and the Merger.

RESULTS OF OPERATIONS

     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):

                                                          YEAR ENDED DECEMBER 31
                                        ----------------------------------------------------------
                                              1996                 1997                 1998
                                        ----------------     ----------------     ----------------
Revenue...............................  $150,330   100.0%    $381,645   100.0%    $505,562   100.0%
Cost of services......................   109,060    72.6      275,514    72.2      389,269    77.0
                                        --------   -----     --------   -----     --------   -----
Gross profit..........................    41,270    27.4      106,131    27.8      116,293    23.0
Selling, general & administrative
  expenses............................    37,632    25.0       80,742    21.2      103,310    20.4
Special charge and other costs........        --     0.0       24,194     6.3        4,315     0.9
                                        --------   -----     --------   -----     --------   -----
Income from operations................     3,638     2.4        1,195     0.3        8,668     1.7
Interest expense......................    (5,479)   (3.6)      (7,469)   (2.0)     (13,405)   (2.7)
Interest income and other expenses,
  net.................................       609     0.4        1,063     0.3          877     0.2
                                        --------   -----     --------   -----     --------   -----
Pretax loss before discontinued
  operations and extraordinary item...    (1,232)   (0.8)      (5,211)   (1.4)      (3,860)   (0.8)
Provision (benefit) for income
  taxes...............................     1,803     1.2         (829)   (0.2)          60     0.0
                                        --------   -----     --------   -----     --------   -----
Net loss before discontinued
  operations and extraordinary item...    (3,035)   (2.0)      (4,382)   (1.2)      (3,920)   (0.8)
Discontinued operations, net of tax...        --     0.0         (319)   (0.1)      (3,641)   (0.7)
                                        --------   -----     --------   -----     --------   -----
Net loss before extraordinary item....    (3,035)   (2.0)      (4,701)   (1.3)      (7,561)   (1.5)
Extraordinary item, net of tax........        --     0.0           --     0.0         (300)   (0.1)
                                        --------   -----     --------   -----     --------   -----
Net Loss..............................  $ (3,035)   (2.0)%   $ (4,701)   (1.3)%   $ (7,861)   (1.6)%
                                        ========   =====     ========   =====     ========   =====

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues -- Revenues increased $124.0 million, or 32.5%, from $381.6 million for the year ended December 31, 1997 to $505.6 million for the year ended December 31, 1998. Approximately $116.2 million of the increase in revenues was attributable to the inclusion of revenues from those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates. The remaining increase in revenue was from increases in commercial maintenance repair and replacement services in Virginia, Maryland, Washington D.C. and southern California offset by decreases in residential construction and maintenance repair and replacement services in South Carolina, Florida and Indiana.

     Cost of services -- Cost of services increased $113.8 million, or 41.3%, from $275.5 million for the year ended December 31, 1997 to $389.3 million for the year ended December 31, 1998, reflecting increased costs associated with the higher level of revenues of those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates. Gross profit, as a percentage of revenues, decreased from 27.8% for the year ended December 31, 1997 to 23.0% for the year ended December 31, 1998. The decrease in gross profit in 1998 was primarily attributable to lower demand for the Company's higher margin residential maintenance, repair and replacement services in the southeastern, midwest and southwestern United States and increased revenues from commercial maintenance repair and replacement to services.

     Selling, general and administrative expenses -- Selling, general and administrative expenses increased $22.6 million, or 28.0%, from $80.7 million for the year ended December 31, 1997 to $103.3 million for the year ended December 31, 1998. The increase was primarily attributable to the inclusion of selling, general and administrative expenses of those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates and goodwill amortization associated with the purchase acquisitions.

     Special charge and other costs -- During 1998, the Company continued the review of operations that was initiated during the fourth quarter of 1997. As a result of this continued effort, the Company recorded a special charge of $4.3 million related to payroll for termination and severance costs, related to former officers and employees that were terminated as a result of the Company's continued headcount reduction initiative and future lease commitments on abandonment of certain operating facilities. For additional discussion of the 1997 special charge and other costs, see "Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 -- Special charge and other costs".

     Interest expense -- Interest expense increased 79.5% from $7.5 million for the year ended December 31, 1997 to $13.4 million for the year ended December 31, 1998. This increase was attributable to the use of debt financing to fund the cash portion of the purchase price paid for certain Acquired Businesses at various times during 1998.

     Interest income and other expense, net -- Interest income and other expense, net, decreased by $0.2 million during 1998.

     Provision (benefit) for income taxes -- For the year ended December 31, 1997, the Company recorded a benefit for income taxes of $0.8 million, as compared to a provision for income taxes of $0.1 million for the year ended December 31, 1998. The $0.9 million change in income taxes from the year ended December 31, 1997 to the year ended December 31, 1998 was the result of a smaller pretax loss in 1998 as compared to 1997 adjusted for the effect of non-deductible goodwill on certain of the Acquired Businesses. See Note 13 of Notes to Consolidated Financial Statements of the Company for further discussion of the tax provision.

     Discontinued operations, net of tax -- During the fourth quarter of 1998, the Company approved the disposition of the air-conditioned tent rental business, which was acquired in a previous acquisition in 1997 and provides HVAC services primarily for sporting events. The historical financial statements of the Company have been restated for the effect of the disposition with the revenues, cost of services, selling, general and administrative expenses and other income for fiscal 1997 and 1998 included in the statement of operations under the caption discontinued operations. Included in the loss for 1998 are net losses from operations of $0.5 million and net losses related to disposition of the business of $3.1 million, net of tax, related to the write down of fixed assets and writeoff of goodwill associated with the initial acquisition.

     Extraordinary item, net of tax -- During the second quarter of 1998, the Company renegotiated its revolving credit facility. As a result, the Company wrote off deferred loan costs of $0.3 million, net of tax.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues -- Revenues increased $231.3 million, or 153.9%, from $150.3 million for the year ended December 31, 1996 to $381.6 million for the year ended December 31, 1997. Approximately $219.7 million of the increase in revenues was attributable to the inclusion of revenues from those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates. The remainder of the increase was primarily attributable to increased demand for the Company's services.

     Cost of services -- Cost of services increased $166.4 million, or 152.5%, from $109.1 million for the year ended December 31, 1996 to $275.5 million for the year ended December 31, 1997, reflecting increased costs associated with the higher level of revenues of those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates. Gross profit, as a percentage of revenues, remained relatively consistent at 27.8% for the year ended December 31, 1997, as compared to 27.4% for the year ended December 31, 1996.

     Selling, general and administrative expenses -- Selling, general and administrative expenses increased $43.1 million, or 114.6%, from $37.6 million for the year ended December 31, 1996 to $80.7 million for the year ended December 31, 1997. This increase was primarily attributable to the following: inclusion of selling, general and administrative expenses of those Acquired Businesses for which the results of operations are included in the Company's consolidated results from their respective acquisition dates and goodwill amortization associated with the purchase acquisitions, coupled with the addition of ARS's corporate personnel and administrative infrastructure. This increase was partially offset by adjustments in 1996 of $3.4 million for nonrecurring compensation expenses related to the acquisition of EHC and $0.6 million for compensation expense related to the issuance of 39,987 shares of Common Stock to certain employees, consultants and three officers of ARS. Excluding the effect of the adjustments in 1996 described in the preceding sentence, selling, general and administrative expenses, as a percentage of revenues, remained consistent at 21.2% for the year ended December 31, 1997, as compared to 22.8% for the year ended December 31, 1996.

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

     Provision (benefit) for income taxes -- For the year ended December 31, 1997, the Company recorded a benefit for income taxes of $0.8 million, as compared to a provision for income taxes of $1.8 million recorded for the year ended December 31, 1996. See Note 13 of the Notes to Consolidated Financial Statements of the Company for further discussion of the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1998, net cash provided by operating activities was $0.9 million, compared to $12.1 million net cash used in operating activities during the year ended December 31, 1997. This change was primarily attributable to (i) improved collection efforts in accounts receivable, resulting in an improvement in cash flow of $9.8 million from a use of cash of $10.5 million at December 31, 1997 to a use of cash of $0.7 million at December 31, 1998, (ii) reductions in the level of inventory on hand resulting in an improvement in cash flow of $5.1 million from a use of cash of $2.3 million at December 31, 1997 to a source of cash of $2.8 million at December 31, 1998, and (iii) better controls over disbursements resulting in an improvement in working capital of $9.6 million from a use of cash of $15.7 million at December 31, 1997 to a use of cash of $6.1 million at December 31, 1998. The improvements in working capital were offset by a reduction in non-cash components of the special charge and other costs and the non-cash portion of the discontinued operation of $12.7 million from a source of cash of $19.4 million at December 31, 1997 to a source of cash of $6.7 million at December 31, 1998. During 1998, aggregate capital expenditures totaled $9.2 million (exclusive of acquisitions) and net borrowings of debt amounted to $25.0 million. The Company anticipates capital expenditures (exclusive of acquisitions) of approximately $10.0 million during 1999, primarily for information systems, leasehold improvements and furniture and fixtures. The Company believes its cash flow from operations and available borrowings will be sufficient to support its ongoing operations and anticipated capital expenditures for 1999.

     In the second quarter of 1998, the Company negotiated a new secured credit facility (the "Credit Facility") with a syndicate of commercial banks and an insurance company which increased the Company's maximum borrowing capacity from $100.0 million under the Company's previous credit facility to $165.0 million. The Credit Facility was comprised of a $115.0 million three-year revolving credit facility (the "Revolving Credit") and a $50.0 million five-year term loan (the "Term Loan"). The Company used the proceeds of the Term Loan and the borrowings under the Revolving Credit to repay the outstanding borrowings under its prior $100.0 million credit facility. Subject to certain limitations, the Company may use borrowings under the Revolving Credit for general corporate purposes, funding the purchases of businesses and the refinancing of indebtedness, capital expenditures and working capital.

     At the Company's option, loans under the Revolving Credit bore interest at a designated variable base rate plus a margin ranging from 0 to 75 basis points or at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 125 to 275 basis points. The margin varied with the ratio of the Company's total debt to its pro forma trailing 12-month earnings before interest, taxes, depreciation and amortization ("EBITDA"). The margin was reset on a quarterly basis. Commitment fees of 25 to 50 basis points per annum were payable on the unused portion of the Revolving Credit. The Revolving Credit will terminate and all amounts borrowed, if any, will be due and payable on June 30, 2001. The Revolving Credit also contained a $5.0 million sub-limit for standby letters of credit.

     The $50.0 million Term Loan consisted of two $25.0 million tranches. One tranche bore interest at a fixed rate of 8.96% while the other tranche bore interest at the variable LIBOR rate plus a fixed margin of 325 basis points. Beginning April 2000, the Company is required to make quarterly principal payments of approximately $3.6 million on the Term Loan. The final payment on the Term Loan is due on July 1, 2003.

     The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends by ARS, limits the incurrence of other indebtedness (other than approved subordinated indebtedness) and requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA limits and minimum fixed charge and interest coverage ratios.

     During 1998, the Company was required to obtain, and did obtain, waivers from its lenders as a result of the Company's failure to comply with certain financial covenants of the Credit Facility. On March 31, 1999, the required lenders under the Credit Facility agreed to waive the covenant violations and amend certain provisions of the Credit Facility (the "Amendment"). Under the Amendment, the Company's maximum borrowing capacity decreased from $165.0 million to $145.0 million and is comprised of a $95.0 million revolving credit facility (the "Amended Revolving Credit") and a $50.0 million term loan (the "Amended Term Loan").

     At the Company's option, loans under the Amended Revolving Credit bear interest at a designated variable base rate plus a margin of 150 basis points or at the London Interbank Offered Rate ("LIBOR") plus a margin of 350 basis points. Commitment fees of 75 basis points per annum are payable on the unused portion of the Amended Revolving Credit. The maturity date of the Amended Revolving Credit remains June 30, 2001 and all amounts borrowed, if any, will be due and payable on this date. The Amended Revolving Credit also contains a $10.0 million sub-limit for standby letters of credit.

     Pursuant to the Amendment, the interest rates on the $50.0 million Term Loan consisting of two $25.0 million tranches were revised. One tranche bears interest at a fixed rate of 9.96% while the other tranche bears interest at the variable LIBOR rate plus a fixed margin of 425 basis points. As previously provided, beginning April 2000, the Company is required to make quarterly principal payments of approximately $3.6 million on the Amended Term Loan. The final payment on the Amended Term Loan remains July 1, 2003.

     In addition to waiving certain financial covenant violations during 1998, the Amendment substantially revised the financial covenants throughout 1999 and, in general, reduced the Company's required level of operating performance to comply with the financial covenants. The financial covenants beginning March 31, 2000 will remain in accordance with the financial covenants previously established in the Credit Facility. Management believes the Company can comply with the amended financial covenants during 1999. However, no assurances of compliance can be provided, and compliance will require improved Company operating performance compared to 1998.

     The Credit Facility restricts the cash consideration (including assumed debt) that the Company may pay for a business to be acquired if ARS does not generate a specified minimum level of EBITDA. The Company did not meet such minimum level of EBITDA for the periods ended September 30, 1998 and December 31, 1998. As a result, effective as of November 15, 1998, the Company was required to begin obtaining the prior written consent of the lenders under the Credit Facility prior to consummating an acquisition in which the amount of cash consideration (including assumed debt) that the Company would pay exceeds one times the historical adjusted EBITDA of the acquired business. Virtually all of the Company's acquisitions to date have involved consideration (including assumed debt) in excess of one times the acquired business' historical adjusted EBITDA. Pursuant to the Amendment, such EBITDA covenant is superseded by a prohibition through March 31, 2000 on the Company's ability to make business acquisitions.

     The Company's subsidiaries have guaranteed the repayment of all amounts under the Credit Facility and the Company has pledged the accounts receivable, inventory and stock of its operating subsidiaries as collateral for the repayment of its obligations under the Credit Facility. The Company is obligated to pay all principal and interest outstanding on the Credit Facility in the event of a change in control of the Company, as defined in the Credit Facility. As of December 31, 1998, the Company's outstanding borrowings under the Credit Facility were $110.2 million, bearing interest at a weighted average rate of 8.7%. At March 31, 1999, the Company's outstanding borrowings under the Credit Facility were $116.0 million, bearing interest at a weighted average rate of 8.2%.

     ARS also has outstanding $55.0 million aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). The 7 1/4% Notes are unsecured obligations of ARS and are convertible at $25.50 per share, subject to an adjustment in certain events, into an aggregate of 2,156,863 shares of Common Stock. The 7 1/4% Notes contain cross-default provisions that give the holders of the 7 1/4% Notes the right to accelerate payment in the event of a default under certain of the Company's debt agreements, including the Credit Facility. In the event of a change in control of the Company, as defined in the indenture governing the 7 1/4% Notes, the holders of the 7 1/4% Notes have the right to require the Company to repurchase the 7 1/4% Notes. The proposed Tender Offer, if successful, would constitute a change of control of the Company under the indenture.

     As of December 31, 1998, ARS also had outstanding $7.49 million aggregate principal amount of Series A Notes. The Series A Notes are unsecured obligations of ARS and the outstanding Series A Notes are convertible into an aggregate of 600,333 shares of Common Stock. As of December 31, 1998, the weighted average price per share at which the outstanding Series A Notes are convertible into Common Stock was $12.64 per share and the weighted average interest rate payable on the outstanding Series A Notes was 7.42% per annum. In the event of a change in control of the Company, as defined in the indenture governing the Series A Notes, the holders of the Series A Notes have the right to require the Company to repurchase the Series A Notes. The proposed Tender Offer, if successful, would constitute a change of control of the Company under the indenture.

STOCKHOLDERS' RIGHTS PLAN

     In August 1996, the Company adopted a stockholders' rights plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. The establishment of the Rights Plan may deter coercive takeover tactics and prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on June 30, 2006.

     Each Right entitles stockholders to buy one one-hundredth (a "Fractional Share") of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $40 per Fractional Share. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15 percent or more of the Company's common stock. However, the Rights will not become exercisable if the Company's common stock is acquired pursuant to an offer for all shares which a majority of the board of directors determines to be fair to and otherwise in the best interests of the Company and its stockholders. If, following an acquisition of 15 percent or more of the Company's common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company's stockholders to buy stock in the acquiring company at 50 percent of its market price.

     The Company may redeem the Rights at $.01 per Right at any time on or prior to the tenth business day following the acquisition of 15 percent or more of its common stock by a person or group or commencement of a tender offer for such 15 percent ownership.

     The Rights Plan was amended on March 22, 1999, and pursuant to this amendment, the Rights did not become exercisable in connection with the execution of the Merger Agreement and will not become exercisable upon the consummation of the Tender Offer or the Merger contemplated thereby.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define the applicable year. The Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a system failure or material miscalculation, either of which could cause a disruption of operations. These disruptions could include, among other things, a temporary inability to process transactions, process invoices or engage in similar routing business activities.

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

     The Company currently has a plan in place to modify or replace portions of its administrative and operating software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter, providing management with consistent operations and financial information throughout the Company. The Company currently estimates that this process should be completed during the fourth quarter of 1999.

     The Company also has initiated efforts to evaluate the status of Year 2000 readiness of certain of its material vendors and third parties with which it conducts business. While the Company has received assurances in some cases that such persons' systems will be Year 2000 compliant, there can be no guarantee that Year 2000 problems originating with third parties whose systems affect the Company will not occur. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company is also reviewing its building and utility systems (elevators, lights, phones, etc.) for the impact of Year 2000. Many of the systems in this area are believed to already be Year 2000 compliant.

     The Company has spent approximately $0.6 million through 1998 to identify and correct potential year 2000 software problems. Costs to be incurred in 1999 to correct Year 2000 problems, as well as to upgrade or replace the Company's information systems in general, are estimated to be approximately $8.2 million. The Company does not expect costs relating to Year 2000 remediation to have a material adverse effect on its results of operations or financial conditions.

     Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plans to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. Because the Company plans to address any significant Year 2000 issues before being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated program, the Company will develop contingency plans as necessary. Furthermore, although the Company does not anticipate any material adverse effect from Year 2000 failures, there is no guarantee of total compliance. Specific factors that give rise to uncertainty include failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, a possible loss of technical resources to perform the work and other similar uncertainties. Year 2000 non-compliance could result in material disruption of the Company's operations, an interruption in its ability to collect amounts due from customers, loss of accurate accounting records or any number of other difficulties. Depending on the length of non-compliance and system failure, any or all of these situations could have a material adverse impact on the Company's results of operations and financial position.

     ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

INFLATION

     Due to the relatively low levels of inflation experienced in 1996, 1997 and 1998, inflation did not have a significant effect on the results of the Company in those periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company's long-term debt obligations include borrowings under the Credit Facility, which totaled $110.2 million as of December 31, 1998. Of the $110.2 million, $60.2 million was outstanding under the Revolving Credit and $50.0 million was outstanding under the Term Loan. The Revolving Credit matures on June 30, 2001 and the Term Loan matures on July 1, 2003 (see "Liquidity and Capital Resources"). The weighted average interest rate of the $110.2 million of outstanding indebtedness was 8.70% at December 31, 1998. The Company also has outstanding $55.00 million aggregate principal amount of 7 1/4% Notes which mature in 2004, $7.5 million aggregate principal amount of Series A Notes which mature in 2004 and $1.7 million of miscellaneous debt instruments which mature at various dates.

     The following table sets forth the average interest rate for the scheduled maturities of the Company's long-term debt obligations as of December 31, 1998 ($ in thousands):

                                                                                                                     ESTIMATED
                                                                                                                    FAIR VALUE
                                                                                                                  AT DECEMBER 31,
                               1999       2000        2001        2002        2003      THEREAFTER     TOTAL           1998
                             --------   ---------   ---------   ---------   ---------   ----------   ----------   ---------------
FIXED RATE DEBT:
  Amount...................  $1,069.0   $11,112.0   $14,442.0   $14,322.0   $10,716.0   $62,489.0    $114,150.0      $81,150.0
  Average interest rate....      8.5%       8.64%       8.64%       8.64%       8.64%       7.27%         7.89%
VARIABLE RATE DEBT:
  Amount...................  $     --   $      --   $60,200.0   $      --   $      --   $      --    $ 60,200.0      $60,200.0
  Average interest rate....        --          --       8.75%          --          --          --         8.00%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
American Residential Services, Inc. and Subsidiaries
  Report of Independent Public Accountants..................     23
  Consolidated Balance Sheets...............................     24
  Consolidated Statements of Operations.....................     25
  Consolidated Statements of Stockholders' Equity...........     26
  Consolidated Statements of Cash Flows.....................     27
  Notes to Consolidated Financial Statements................     28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Residential Services, Inc.:

We have audited the accompanying consolidated balance sheets of American Residential Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Residential Services, Inc., and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 31, 1999

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                           ASSETS                             --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  5,190   $  4,843
  Accounts receivable --
     Trade, net of allowance of $2,315 and $5,057...........    47,364     67,713
     Other..................................................     8,685      8,333
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     5,337      9,372
  Inventories...............................................    17,847     16,202
  Prepaid expenses and other current assets.................     3,138      8,867
  Net assets held for resale................................       425         --
  Investment in discontinued operations.....................     4,791        343
                                                              --------   --------
          Total current assets..............................    92,777    115,673
PROPERTY AND EQUIPMENT, net.................................    32,975     30,117
GOODWILL, net...............................................   203,567    230,136
OTHER NONCURRENT ASSETS.....................................     5,972      6,291
                                                              --------   --------
          Total assets......................................  $335,291   $382,217
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  1,284   $  1,069
  Accounts payable and accrued expenses.....................    53,387     60,909
  Unearned revenue on service and warranty contracts........     6,001      6,857
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     4,497      7,756
                                                              --------   --------
          Total current liabilities.........................    65,169     76,591
LONG-TERM DEBT, net of current maturities...................   135,087    173,281
UNEARNED REVENUE ON SERVICE AND WARRANTY CONTRACTS..........       472        373
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized;
     none issued and outstanding............................        --         --
  Common stock, $.001 par value, 50,000,000 shares
     authorized;
     15,321,322 and 15,887,704 shares issued and
     outstanding............................................        15         16
  Additional paid-in-capital................................   152,983    158,252
  Retained deficit..........................................   (18,435)   (26,296)
                                                              --------   --------
          Total stockholders' equity........................   134,563    131,972
                                                              --------   --------
          Total liabilities and stockholders' equity........  $335,291   $382,217
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
REVENUES....................................................  $150,330   $381,645   $505,562
COST OF SERVICES............................................   109,060    275,514    389,269
                                                              --------   --------   --------
  Gross profit..............................................    41,270    106,131    116,293
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    34,276     80,742    103,310
SPECIAL CHARGE AND OTHER COSTS (Note 2).....................        --     24,194      4,315
COMPENSATION EXPENSE RELATED TO PURCHASE OF EHC (Note 1)....     3,356         --         --
                                                              --------   --------   --------
INCOME FROM OPERATIONS......................................     3,638      1,195      8,668
OTHER INCOME (EXPENSE):
  Financing fees related to purchase of EHC (Note 1)........    (4,818)        --         --
  Interest expense..........................................      (661)    (7,469)   (13,405)
  Interest income...........................................       118        227        181
  Other.....................................................       491        836        696
                                                              --------   --------   --------
LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND
  EXTRAORDINARY ITEM........................................    (1,232)    (5,211)    (3,860)
PROVISION (BENEFIT) FOR INCOME TAXES........................     1,803       (829)        60
                                                              --------   --------   --------
LOSS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY
  ITEM......................................................    (3,035)    (4,382)    (3,920)
DISCONTINUED OPERATIONS (Note 3) --
  Loss from discontinued operations, net of income tax
     benefit of $172 and $239 for 1997 and 1998,
     respectively...........................................        --       (319)      (495)
  Loss on disposition, net of income tax benefit of $665 for
     1998...................................................        --         --     (3,146)
                                                              --------   --------   --------
NET LOSS BEFORE EXTRAORDINARY ITEM..........................    (3,035)    (4,701)    (7,561)
EXTRAORDINARY ITEM -- Loss on refinancing revolving credit
  facility, net of income tax benefit of $260 for 1998......        --         --       (300)
                                                              --------   --------   --------
NET LOSS....................................................  $ (3,035)  $ (4,701)  $ (7,861)
                                                              ========   ========   ========
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE
  5)........................................................     6,277     14,330     15,702
                                                              ========   ========   ========
LOSS PER SHARE BEFORE DISCONTINUED OPERATIONS AND
  EXTRAORDINARY ITEM........................................  $  (0.48)  $  (0.31)  $  (0.25)
DISCONTINUED OPERATIONS.....................................        --      (0.02)     (0.23)
EXTRAORDINARY ITEM..........................................        --         --      (0.02)
                                                              --------   --------   --------
NET LOSS PER SHARE (NOTE 5).................................  $  (0.48)  $  (0.33)  $  (0.50)
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

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             COMMON STOCK     ADDITIONAL   RETAINED        TOTAL
                                            ---------------    PAID-IN     EARNINGS    STOCKHOLDERS'
                                            SHARES   AMOUNT    CAPITAL     (DEFICIT)      EQUITY
                                            ------   ------   ----------   ---------   -------------
BALANCE, December 31, 1995................   4,085    $ 4      $  3,826    $  1,649      $  5,479
  Offering, net of Offering costs.........   4,830      5        60,626          --        60,631
  Acquisition of Founding Companies.......   3,184      3        29,231          --        29,234
  1996 Acquisitions.......................   1,282      1        30,625          --        30,626
  Exercise of warrant.....................       8     --           125          --           125
  Cash distributions to stockholders of
     Founding Companies...................      --     --            --      (6,031)       (6,031)
  Capital contributions...................      --     --         1,811          --         1,811
  Adjustment to conform fiscal year-ends
     of certain Restated Businesses.......      --     --           (18)         (2)          (20)
  Dividends paid by Restated Businesses...      --     --            --      (2,569)       (2,569)
  Net loss................................      --     --            --      (3,035)       (3,035)
                                            ------    ---      --------    --------      --------

BALANCE, December 31, 1996................  13,389     13       126,226      (9,988)      116,251
  1997 Acquisitions.......................   1,895      2        25,596          --        25,598
  Exercise of stock options...............      37     --           485          --           485
  Capital contributions...................      --     --           676          --           676
  Dividends paid by Restated Businesses...      --     --            --      (3,746)       (3,746)
  Net loss................................      --     --            --      (4,701)       (4,701)
                                            ------    ---      --------    --------      --------

BALANCE, December 31, 1997................  15,321     15       152,983     (18,435)      134,563
  1998 Acquisitions.......................     561      1         5,180          --         5,181
  Exercise of stock options...............       6     --            89          --            89
  Net loss................................      --     --            --      (7,861)       (7,861)
                                            ------    ---      --------    --------      --------
BALANCE, December 31, 1998................  15,888    $16      $158,252    $(26,296)     $131,972
                                            ======    ===      ========    ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1996       1997        1998
                                                              --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (3,035)  $  (4,701)  $ (7,861)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities --
    Depreciation and amortization...........................     3,233      10,224     12,454
    Non-cash portion of special charge and other costs......        --      19,430      2,878
    Non-cash portion of discontinued operations.............        --          --      3,811
    Non-cash portion of extraordinary item..................        --          --        560
    Taxes on acquired S corporations........................     1,811         530         --
    Stock portion of compensation and financing fees related
      to purchase of EHC....................................     6,276          --         --
    Deferred income tax benefit.............................      (667)     (3,989)    (1,698)
    Gain on sale of property and equipment..................       (77)       (352)      (377)
    Changes in operating assets and liabilities --
      (Increase) decrease in --
         Accounts receivable................................    (2,421)    (10,518)      (661)
         Costs and estimated earnings in excess of billings
           on uncompleted contracts.........................       (92)     (3,256)    (2,871)
         Inventories........................................       (96)     (2,286)     2,843
         Prepaid expenses and other current assets..........    (1,141)       (373)    (3,103)
         Investment in discontinued operations..............        --      (2,832)       637
         Other noncurrent assets............................       (60)       (102)       828
      Increase (decrease) in --
         Accounts payable and accrued expenses..............    (1,095)    (15,681)    (6,126)
         Unearned revenue on service and warranty
           contracts........................................        82        (612)       522
         Billings in excess of costs and estimated earnings
           on uncompleted contracts.........................       358       1,929       (998)
    Other, net..............................................      (127)        455         70
                                                              --------   ---------   --------
         Net cash provided by (used in) operating
           activities.......................................     2,949     (12,134)       908
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment.............       635         959      5,180
  Additions to property and equipment for assets written off
    in special charge and other costs.......................        --      (4,853)        --
  Additions to property and equipment on Restated
    Businesses..............................................    (3,831)     (1,171)        --
  Additions to property and equipment.......................      (258)    (10,182)    (9,174)
  Cash paid for acquisitions, net of cash acquired..........   (44,458)    (43,227)   (18,945)
                                                              --------   ---------   --------
         Net cash used in investing activities..............   (47,912)    (58,474)   (22,939)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    43,457     223,873    124,012
  Principal payments of long-term debt......................   (42,734)   (154,691)   (98,989)
  Proceeds from issuances of Common Stock, net of offering
    costs...................................................    60,631         485         90
  Distributions to stockholders of Founding Companies.......    (6,031)         --         --
  S corporation dividends paid by Restated Businesses.......    (2,569)     (3,746)        --
  Other, net................................................      (680)       (107)    (3,429)
                                                              --------   ---------   --------
         Net cash provided by financing activities..........    52,074      65,814     21,684
                                                              --------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     7,111      (4,794)      (347)
CASH AND CASH EQUIVALENTS, beginning of period..............     2,873       9,984      5,190
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  9,984   $   5,190   $  4,843
                                                              ========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..................................  $    823   $   6,078   $ 11,113
    Cash paid (received) for income taxes, net..............       518       7,449     (1,035)

  The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BUSINESS AND ORGANIZATION:

  Formation and Initial Public Offering

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

  Acquisitions

     During the fourth quarter of 1996, the Company acquired 13 businesses (the "1996 Acquisitions"), all of which were accounted for in accordance with the purchase method of accounting, with the results of their respective operations included in the Company's consolidated financial statements from their respective effective acquisition dates for accounting purposes.

     In 1997, the Company acquired 67 businesses (the "1997 Acquisitions"), 23 of which were accounted for in accordance with the pooling-of-interests method of accounting (the "Pooled Businesses"). The Company retroactively restated the historical financial statements to give effect to the operations of 15 of the Pooled Businesses (the "Restated Businesses").

     During 1998, the Company acquired 18 businesses (the "1998 acquisitions"), of which 17 were accounted for in accordance with the purchase method of accounting and one was accounted for under the pooling of interests method of accounting of which the historical financial statements were not retroactively restated as the effect thereof was not material to the historical financial statements. For information regarding the Pooled Businesses and the 1996, 1997 and 1998 Acquisitions, see Note 6.

  Operating Results and Debt Compliance Issues

     The Company has incurred losses since its IPO in September 1996, and for the years ended December 31, 1997 and 1998 reported special charges of $24,194 and $4,315, respectively, as a result of, among others, decisions to reduce overhead and consolidate or eliminate certain operations. Additionally, in

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES the fourth quarter of 1998, the Company discontinued its air-conditioned tent rental business and recorded a $3,146 loss, net of taxes, on disposal. See Notes 2 and 3 below for further discussion. As further discussed in Note 9, a credit facility, which is a source of working capital for the Company's operations, contains financial covenants which are computed based on the Company's consolidated financial position and operating results. During 1998, the Company was required to obtain, and did obtain, waivers from its lenders as a result of the Company's failure to comply with certain financial warrants of the credit facility. On March 31, 1999, the required lenders under the credit facility agreed to waive the covenant violations and amend certain provisions of the credit facility through March 31, 2000. See Note 9 for further discussion.

  Factors That May Affect Future Results

     The Company's future success is dependent upon a number of factors which include, among others, the ability to manage growth, the ability to integrate operations, the reliance on acquisition financing, the ability to attract and retain qualified management and employees, the ability to maintain compliance with its credit facility and risks associated with competition, seasonality and quarterly fluctuations.

  ServiceMaster's Proposed Acquisition of the Company

     On March 22, 1999, ARS entered into an Agreement and Plan of Merger (the "Merger Agreement") with The ServiceMaster Company ("ServiceMaster") and a wholly-owned subsidiary of ServiceMaster. The Merger Agreement provides for the acquisition of ARS for a price of $5.75 per share in cash pursuant to a tender offer (the "Tender Offer") by the ServiceMaster subsidiary for all outstanding shares of ARS Common Stock, par value $.001 per share, including the associated Preferred Stock Purchase Rights (the "Rights" -- see Note 16) (collectively, the "ARS Shares"). The Tender Offer, which commenced on March 29, 1999, is currently scheduled to expire at 11:59 p.m., New York City time, on April 26, 1999 (but may be extended under certain circumstances).

     Completion of the Tender Offer is subject to certain conditions, including a minimum of 52% of the outstanding shares of ARS's common stock being validly tendered and not withdrawn prior to the expiration of the Tender Offer, compliance with certain financial and other covenants, no material adverse change having occurred and the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Assuming successful completion of the Tender Offer, all ARS shares not tendered and purchased in the Tender Offer will be converted into the right to receive the price per share paid pursuant to the Tender Offer in cash pursuant to a merger of ARS with the ServiceMaster subsidiary as contemplated by the Merger Agreement (the "Merger").

     The Tender Offer for all of the outstanding ARS Shares aggregates approximately $92,000, which is approximately $40,000 below the Company's historical cost basis in its net assets (total stockholders' equity) of $132,000 as of December 31, 1998. The proposed acquisition will be accounted for by ServiceMaster using the purchase method of accounting, which requires an allocation of the purchase price to the assets acquired and liabilities assumed based on fair value as determined by ServiceMaster. The Company's consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles which may be greater or less than the fair value of the assets and liabilities as determined by ServiceMaster.

     ServiceMaster's Schedule 14D-1 and related Tender Offer documents (including the Offer to Purchase and Letter of Transmittal), and ARS's Schedule 14D-9, in each case filed with the Securities and Exchange Commission on March 29, 1999, provide additional information with regard to the terms, conditions and termination events relating to the Tender Offer and the Merger.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

2. SPECIAL CHARGE AND OTHER COSTS:

     In the fourth quarter of 1997, under the direction of the Company's new chief executive officer appointed in October 1997, the Company's management undertook a comprehensive review of its operations, properties and lease commitments, information system and personnel. As a result of this review, the Company recorded a special charge and other costs in the amount of $24,194. The components of the charge consist of: (i) $7,076 for the planned sale or abandonment of facilities (including future lease commitments) resulting from the consolidation of certain operating facilities in the same market areas, (ii) $6,595 for payroll costs, principally termination and severance costs, related to former officers and employees terminated as a result of the Company's headcount reduction initiative, (iii) $5,093 for the write-down of the Company's retail appliance business, including a loss accrual on future lease commitments, resulting from the planned sale of that business, (iv) $3,660 for a write-off of costs incurred for an enterprise-wide information system that the Company has determined was not suitable for its current needs and (v) $1,770 for a write-off for costs and expenses incurred in a corporate identity advertising and image campaign that has been discontinued because it was not consistent with the Company's current decentralized operating strategy. This charge reduced net income by $15,196 (net of tax), or $1.06 per share.

     During 1998, the Company continued the review of operations that was initiated in the fourth quarter of 1997. As a result of this continued effort, the Company recorded a special charge and other costs of $4,315 related primarily to severance costs related to former officers and employees that were terminated as a result of the Company's continued headcount reduction initiative and future lease commitments on abandonment of certain operating facilities. This charge reduced net income by $2,589 (net of tax), or $0.17 per share.

     The components of the accrued liability balance resulting from the $24,194 special charge recorded in 1997, the $4,315 special charge recorded in 1998 and the related payments and other transactions occurring during 1998 consist of the following:

                                                   DECEMBER 31,               PAYMENTS    DECEMBER 31,
                                                       1997       ADDITIONS   AND OTHER       1998
                                                   ------------   ---------   ---------   ------------
Future lease commitments.........................    $ 6,561       $  342      $(1,065)     $ 5,838
Termination and severance costs..................      5,201        3,973       (4,434)       4,740
Write-down of retail appliance business..........      4,221           --       (4,221)          --
                                                     -------       ------      -------      -------
          Total..................................    $15,983       $4,315      $(9,720)     $10,578
                                                     =======       ======      =======      =======

     At December 31, 1998, approximately $3,484 of the accrued expenses related to the special charge and other costs are expected to be paid and reversed in 1999, with the remaining amounts to be paid and reversed through 2011.

3. DISCONTINUED OPERATIONS:

     The Company has approved a plan to discontinue the Company's air-conditioned tent rental business (the "Rental Business"). The Rental Business was acquired in a previous acquisition completed in 1997 and provided HVAC services primarily for sporting events. As a result of this decision, the Company recorded a Loss on Disposal in the fourth quarter which reduced net income by $3,146 (net of tax), or $0.20 per share. The historical consolidated results of operations of the Company have been restated to report the operations of the Rental Business as Discontinued Operations for all periods disclosed. The remaining net realizable value of the Rental Business assets which are being held for disposal and are expected to be disposed of within one year are classified under the caption Investment in Discontinued Operations in the consolidated balance sheets as of December 31, 1997 and 1998, and the operating results are included under the caption Loss from Discontinued Operations, net of tax, in the consolidated statements of operations for years 1997 and 1998.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

4. SEGMENT DISCLOSURE:

     In July 1997, Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 was first effective January 1, 1998.

     The Company has two reportable segments: residential operations and commercial operations. Residential operations focus on providing (i) comprehensive maintenance, repair and replacement services for heating, ventilation and air condition ("HVAC"), plumbing, electrical, indoor air quality and other services in homes and other small commercial buildings and (ii) new installations of those systems in homes and small commercial facilities under construction. Commercial operations provides comprehensive maintenance, repair, replacement, reconfiguration and monitoring services for HVAC, plumbing, refrigeration, and electrical systems and controls in existing large commercial, industrial and institutional facilities such as office buildings, health care facilities, educational facilities, and retail centers.

     The Company's reportable segments are strategic business units that offer similar products but to a different customer base. They are managed separately as each operation requires a different approach to marketing strategies and require a different level of technical skills within field operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that corporate expenses, such as the salaries, rent, utilities, interest expense and income taxes are not allocated between the segments in the Company's evaluation of segment profit or loss.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------
                                             1996                       1997                       1998
                                   ------------------------   ------------------------   ------------------------
                                   RESIDENTIAL   COMMERCIAL   RESIDENTIAL   COMMERCIAL   RESIDENTIAL   COMMERCIAL
                                   OPERATIONS    OPERATIONS   OPERATIONS    OPERATIONS   OPERATIONS    OPERATIONS
                                   -----------   ----------   -----------   ----------   -----------   ----------
Revenues.........................   $111,542      $38,788      $313,784      $ 67,792     $381,078      $124,484
Segment operating income.........      5,929        1,552        11,432         6,898       17,819        10,383
Depreciation.....................      1,583          190         4,685           814        5,161           999
Assets...........................    197,086       10,607       275,067        42,964      275,335        76,841
Capital expenditures.............      3,803          205         5,199           397        5,441           748

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                          REVENUES                              1996        1997        1998
                          --------                            ---------   ---------   ---------
Total revenues from reportable segments.....................  $150,330    $381,576    $505,562
Other revenues..............................................        --          69          --
                                                              --------    --------    --------
          Total consolidated revenues.......................  $150,330    $381,645    $505,562
                                                              ========    ========    ========

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                       PROFIT OR LOSS                           1996        1997        1998
                       --------------                         ---------   ---------   ---------
Total segment operating income for reportable segments......  $  7,481    $ 18,330    $ 28,202
Corporate expenses..........................................    (3,843)    (17,135)    (19,534)
Interest expense............................................    (5,479)     (7,469)    (13,405)
Interest income and other...................................       609       1,063         877
                                                              --------    --------    --------
Loss before income taxes, discontinued operations and
  extraordinary item........................................  $ (1,232)   $ (5,211)   $ (3,860)
                                                              ========    ========    ========

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                                                                 DECEMBER 31,
                                                              -------------------
                           ASSETS                               1997       1998
                           ------                             --------   --------
Total assets for reportable segments........................  $318,031   $352,176
Corporate assets............................................    17,260     30,041
                                                              --------   --------
          Total consolidated assets.........................  $335,291   $382,217
                                                              ========   ========

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of ARS and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

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

  Goodwill

     Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. As of December 31, 1997 and 1998, accumulated amortization of goodwill was approximately $5,080 and $10,736, respectively.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

     The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows on an undiscounted basis as well as other factors, such as business trends and prospects and market and economic conditions. This evaluation is performed at each of the Company's district locations. Any resulting impairment is recognized in the consolidated statements of operations.

  Debt Issue Costs

     Debt issue costs related to the Company's Credit Facility and 7 1/4% notes (see Note 9) are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of December 31, 1997 and 1998, accumulated amortization of debt issue costs was approximately $654 and $937, respectively.

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

  Stock-Based Compensation

     The disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," are effective for transactions entered into in fiscal years beginning in 1996. This statement encourages entities to account for employee stock options or similar equity securities using a fair value approach. However, it also allows an entity to continue to measure compensation costs using the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method in APB No. 25 must include pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company has elected to account for such plans under the provisions of APB No. 25. Therefore, there is no effect on the Company's consolidated financial position and consolidated results of operations as a result of SFAS No. 123. See Note 10 for the SFAS No. 123 disclosures.

  Income Taxes

     The Company files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to their respective acquisition dates. Acquired businesses file "short period" federal income tax returns through their respective acquisition dates.

     The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based on

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

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

  Earnings Per Share

     The following table summarizes weighted average shares outstanding for each of the periods presented:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----   ------   ------
Shares issued in the acquisition of Atlas...................  1,067    1,067    1,067
Shares issued in the acquisitions of the Restated
  Businesses................................................  3,018    3,018    3,018
Weighted average portion of shares issued in the formation
  of ARS....................................................    318    1,268    1,268
Weighted average portion of shares issued to the remaining
  stockholders of the Founding Companies....................    472    1,884    1,884
Weighted average portion of shares sold in the Offering.....  1,204    4,830    4,830
Weighted average portion of shares awarded to certain
  employees and consultants.................................     10       40       40
Weighted average portion of shares issued in the 1996
  Acquisitions..............................................    188    1,282    1,282
Weighted average portion of shares issued in the 1997
  Acquisitions..............................................     --      926    1,895
Weighted average portion of shares issued in the 1998
  Acquisitions..............................................     --       --      375
Weighted average shares attributable to stock options
  exercised in 1997.........................................     --       15       37
Weighted average shares attributable to stock options
  exercised in 1998.........................................     --       --        6
                                                              -----   ------   ------
          Basic and diluted weighted average shares
            outstanding.....................................  6,277   14,330   15,702
                                                              =====   ======   ======

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

     Common stock equivalents are excluded in the calculation of weighted average shares outstanding as the Company reported a net loss in each of the years presented.

  New Accounting Pronouncements

     In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the years ended December 31, 1998 and 1997, there are no material differences between the Company's "traditional" and "comprehensive" net income.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has adopted the provisions of SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which becomes effective for financial statements for the year ended December 31, 1998. SFAS No. 132 requires revised disclosures about pension and other postretirement benefit plans. The adoption of this standard does not apply to the Company as the Company does not provide pension or other postretirement benefits to its employees.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required to, and will adopt SOP 98-1 by the first quarter of fiscal 1999 and believes that adoption will not have a material effect on its consolidated financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred, and upon adoption, previously deferred costs should be charged as a cumulative effect of a change in accounting principle. The statement is effective for financial statements beginning after December 15, 1998, and the Company expects to adopt the new standard in January 1999. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial position or result of operations.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

6. BUSINESS COMBINATIONS:

  Poolings

     During 1997, the Company acquired all the outstanding stock of the Restated Businesses in exchange for 3,018,390 shares of Common Stock. These businesses provide residential services and commercial maintenance services. These acquisitions have been accounted for under the pooling-of-interests method of accounting.

  Purchases

     In addition to the acquisitions of the Restated Businesses, the Company acquired 83 residential services and commercial maintenance services businesses from October 1, 1996 through December 31, 1998 for an aggregate consideration of $109,305 in cash, 3,763,453 shares of Common Stock and promissory notes in the principal amount of $9,264. Of these acquisitions, 74 were accounted for under the purchase method of accounting, with their results of operations included in the consolidated results of the Company from their respective acquisition dates. The remaining nine acquisitions were accounted for under the pooling-of-interests method of accounting, and their results of operations are included in the consolidated results of the Company from their respective acquisition dates, as these transactions were not deemed significant to prior historical periods. Funding of the cash portion of the purchase prices and repayment of indebtedness assumed in connection with those acquisitions was provided by funds from operations and borrowings under the Credit Facility. The accompanying consolidated balance sheet as of December 31, 1998 includes preliminary allocations of the respective purchase prices of certain acquisitions, which are subject to final adjustment. Set forth below are unaudited pro forma combined revenues and net income data reflecting the pro forma effect of the acquisitions on the Company's consolidated results of operations for the years ended December 31, 1997 and 1998. The unaudited pro forma data presented below consists of the income statement data as presented in these consolidated financial statements plus the income statement data for the 1997 Acquisitions and the 1998 Acquisitions, to the extent not otherwise included as the Restated Businesses in the consolidated financial statements, as if these acquisitions were effective on January 1, 1997.

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                       1997            1998
                                                     --------        --------
                                                           (UNAUDITED)
Revenues...........................................  $550,458        $563,159
                                                     ========        ========
Net income (loss) before discontinued operations
  and extraordinary item...........................  $  1,881        $ (2,154)
                                                     ========        ========
Basic and diluted net income (loss) per share
  before discontinued operations and extraordinary
  item.............................................  $   0.12        $  (0.14)
                                                     ========        ========

     Pro forma adjustments included in the amounts above primarily relate to:
(i) compensation differentials, reflecting reduced compensation amounts agreed to in connection with certain acquisitions, (ii) adjustments for pro forma goodwill amortization expense using a 40-year estimated life, (iii) eliminations of historical interest expense related to certain obligations that were repaid or not assumed by the Company, increased by interest expense on borrowed funds used to pay the cash portion of the purchase price of the businesses acquired and (iv) adjustments to the federal and state income tax provisions based on pro forma operating results. Basic and diluted net income (loss) per share for 1997 and 1998 assumes all shares issued for the acquisitions had been outstanding at the beginning of the periods presented.

     The pro forma results presented are not necessarily indicative of actual results that might have occurred had the operations and management teams of ARS and the businesses acquired been combined at the beginning of the periods presented and are not necessarily indicative of future consolidated operating results.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

7. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                                           DECEMBER 31,
                                                    ESTIMATED USEFUL    ------------------
                                                     LIVES IN YEARS      1997       1998
                                                    ----------------    -------    -------
Land and land improvements........................         --           $ 2,287    $   474
Buildings and leasehold improvements..............        5-40           12,829     11,434
Transportation equipment..........................         5             18,191     20,541
Machinery and equipment...........................        5-7             9,230     13,450
Furniture and fixtures............................        5-10            5,120      9,023
                                                                        -------    -------
                                                                         47,657     54,922
Less -- accumulated depreciation..................                       14,682     24,805
                                                                        -------    -------
Property and equipment, net.......................                      $32,975    $30,117
                                                                        =======    =======

8. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1997      1998
                                                                ------    ------
     Balance at beginning of year...........................    $1,343    $2,315
       Additions charged to costs and expenses..............       511     4,239
       Deductions for uncollectible receivables written
          off...............................................      (999)   (2,935)
       Allowance for doubtful accounts at acquisition
          dates.............................................     1,460     1,438
                                                                ------    ------
     Balance at end of year.................................    $2,315    $5,057
                                                                ======    ======

     Other receivables consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1997      1998
                                                              ------    ------
     Tax receivable.........................................  $2,900    $2,799
     Vendor receivables.....................................   1,955     2,675
     Notes receivable.......................................   1,543       341
     Other receivables......................................   2,287     2,518
                                                              ------    ------
                                                              $8,685    $8,333
                                                              ======    ======

     At December 31, 1997 and 1998, approximately $391 and $543, respectively, included in notes and other receivables above represent unsecured notes receivables with former owners of the Acquired Businesses.

     The Company also has long-term unsecured notes receivables, included in other noncurrent assets, with former owners of the Acquired Business totaling $349 and $453 at December 31, 1997 and 1998, respectively.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

     Accounts payable and accrued expenses consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Accounts payable, trade..................................  $18,173    $27,608
Special charge and other costs (see Note 2)..............   15,983     10,578
Accrued compensation and benefits........................    8,035      9,998
Accrued insurance........................................    3,016      2,473
Other accrued expenses...................................    8,180     10,252
                                                           -------    -------
                                                           $53,387    $60,909
                                                           =======    =======

     Installation contracts in progress are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                          1997         1998
                                                         -------     --------
Costs incurred on contracts in progress................  $41,676     $118,825
Estimated earnings, net of losses......................   12,594       27,118
                                                         -------     --------
                                                          54,270      145,943
Less -- Billings to date...............................   53,430      144,327
                                                         -------     --------
                                                         $   840     $  1,616
                                                         =======     ========

     The following are included in the accompanying consolidated balance sheets under the following captions:

                                                             DECEMBER 31,
                                                          -------------------
                                                           1997        1998
                                                          -------     -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.................................  $ 5,337     $ 9,372
Billings in excess of costs and estimated earnings on
  uncompleted contracts.................................   (4,497)     (7,756)
                                                          -------     -------
                                                          $   840     $ 1,616
                                                          =======     =======

9. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                         ---------------------
                                                           1997         1998
                                                         --------     --------
Credit Facility (see below)............................  $ 79,200     $110,200
7 1/4% Notes (see below)...............................    55,000       55,000
Series A Notes (see below).............................        --        7,489
Other..................................................     2,171        1,661
                                                         --------     --------
                                                          136,371      174,350
Less -- Current maturities.............................     1,284        1,069
                                                         --------     --------
                                                         $135,087     $173,281
                                                         ========     ========

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

  Credit Facility

     In the second quarter of 1998, the Company negotiated a new secured credit facility (the "Credit Facility") with a syndicate of commercial banks and an insurance company which increased the Company's maximum borrowing capacity from $100,000 under the Company's previous credit facility to $165,000. The Credit Facility was comprised of a $115,000 three-year revolving credit facility (the "Revolving Credit") and a $50,000 five-year term loan (the "Term Loan"). The Company used the proceeds of the Term Loan and borrowings under the Revolving Credit to repay the outstanding borrowings under its prior $100,000 credit facility. Subject to certain limitations, the Company may use borrowings under the Revolving Credit for general corporate purposes, funding the purchases of businesses and the refinancing of indebtedness, capital expenditures and working capital. As a result of the negotiated Credit Facility, the Company wrote off approximately $300 (net of tax) of deferred loan costs.

     At the Company's option, loans under the Revolving Credit bore interest at a designated variable base rate plus a margin ranging from 0 to 75 basis points or at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 125 to 275 basis points. The margin varied with the ratio of the Company's total debt to its pro forma trailing 12-month earnings before interest, taxes, depreciation and amortization ("EBITDA"). The margin was reset on a quarterly basis. Commitment fees of 25 to 50 basis points per annum were payable on the unused portion of the Revolving Credit. The Revolving Credit will terminate and all amounts borrowed, if any, will be due and payable on June 30, 2001. The Revolving Credit also contained a $5,000 sub-limit for standby letters of credit.

     The $50,000 Term Loan consisted of two $25,000 tranches. One tranche bore interest at a fixed rate of 8.96% while the other tranche bore interest at the variable LIBOR rate plus a fixed margin of 325 basis points. Beginning April 2000, the Company is required to make quarterly principal payments of approximately $3,600 on the Term Loan. The final payment on the Term Loan is due July 1, 2003.

     The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends by ARS, limits the incurrence of other indebtedness (other than approved subordinated indebtedness) and requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA limits and minimum fixed charge and interest coverage ratios.

  Amendment to Credit Facility

     During 1998, the Company was required to obtain, and did obtain, waivers from its lenders as a result of the Company's failure to comply with certain financial covenants of the Credit Facility. On March 31, 1999, the required lenders under the Credit Facility agreed to waive the covenant violations and amend certain provisions of the Credit Facility (the "Amendment"). Under the Amendment, the Company's maximum borrowing capacity decreased from $165,000 to $145,000 and is comprised of a $95,000 revolving credit facility (the "Amended Revolving Credit") and a $50,000 term loan (the "Amended Term Loan").

     At the Company's option, loans under the Amended Revolving Credit bear interest at a designated variable base rate plus a margin of 150 basis points or at LIBOR plus a margin of 350 basis points. Commitment fees of 75 basis points per annum are payable on the unused portion of the Amended Revolving Credit. The maturity date of the Amended Revolving Credit remains June 30, 2001 and all amounts borrowed, if any, will be due and payable on this date. The Amended Revolving Credit also contains a $10,000 sub-limit for standby letters of credit.

     Pursuant to the Amendment, the interest rates on the $50,000 Amended Term Loan consisting of two $25,000 tranches were revised. One tranche bears interest at a fixed rate of 9.96% while the other tranche bears interest at the variable LIBOR rate plus a fixed margin of 425 basis points. As previously provided,

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES beginning April 2000, the Company is required to make quarterly principal payments of approximately $3,600 on the Amended Term Loan. The final payment on the Amended Term Loan remains July 1, 2003.

     In addition to waiving certain financial covenant violations during 1998, the Amendment substantially revised the financial covenants throughout 1999 and, in general, reduced the Company's required level of operating performance to comply with the financial covenants. The financial covenants beginning March 31, 2000 will remain in accordance with the financial covenants previously established in the Credit Facility. Management believes the Company can comply with the amended financial covenants during 1999. However, no assurances of compliance can be provided, and compliance will require improved Company operating performance compared to 1998.

     The Credit Facility restricts the cash consideration (including assumed debt) that the Company may pay for a business to be acquired if ARS does not generate a specified minimum level of EBITDA. The Company did not meet such minimum level of EBITDA for the periods ended September 30, 1998 and December 31, 1998. As a result, effective as of November 15, 1998, the Company was required to begin obtaining the prior written consent of the lenders under the Credit Facility prior to consummating an acquisition in which the amount of cash consideration (including assumed debt) that the Company would pay exceeds one times the historical adjusted EBITDA of the acquired business. Virtually all of the Company's acquisitions to date have involved consideration (including assumed debt) in excess of one times the acquired business' historical adjusted EBITDA. Pursuant to the Amendment, such EBITDA covenant is superseded by a prohibition through March 31, 2000 on the Company's ability to make business acquisitions.

     The Company's subsidiaries have guaranteed the repayment of all amounts under the Credit Facility and the Company has pledged the accounts receivable, inventory and stock of its operating subsidiaries as collateral for the repayment of its obligations under the Credit Facility. The Company is obligated to pay all principal and interest outstanding on the Credit Facility in the event of a change in control of the Company, as defined in the Credit Facility. As of December 31, 1998, the Company's outstanding borrowings under the Credit Facility were $110,200, bearing interest at a weighted average rate of 8.7%. At March 31, 1999, the Company's outstanding borrowings under the Credit Facility were $116,000, bearing interest at a weighted average rate of 8.2%.

     At December 31, 1998, the prime rate was 7.75% and the LIBOR rate for the 30-day, 60-day, 90-day and 180-day interest periods was 5.07%.

  7 1/4% Convertible Subordinated Notes

     On April 2, 1997, ARS sold $55,000 aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2004 (the "7 1/4% Notes"). The 7 1/4% Notes are unsecured obligations of ARS and are convertible at $25.50 per share, subject to adjustment in certain events, into an aggregate of 2,156,863 shares of Common Stock. The 7 1/4% Notes contain cross-default provisions that give the holders of the 7 1/4% Notes the right to accelerate payment in the event of a default under certain of the Company's debt agreements, including the Credit Facility. In the event of a change of control of the Company, as defined in the indenture governing the 7 1/4% Notes, the holders of the 7 1/4% Notes have the right to require the Company to repurchase the 7 1/4% Notes. The proposed Tender Offer, if successful, would constitute a change of control of the Company under the indenture. ARS used substantially all the net proceeds from the sale of the 7 1/4% Notes to repay indebtedness outstanding under the Credit Facility.

  Series A Notes

     As of December 31, 1998, ARS also had outstanding $7,489 aggregate principal amount of Series A Notes. The Series A Notes are unsecured obligations of ARS and the outstanding Series A Notes are convertible into an aggregate of 600,333 shares of Common Stock. As of December 31, 1998, the weighted

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES average price per share at which the outstanding Series A Notes are convertible into Common Stock was $12.64 per share and the weighted average interest rate payable on the outstanding Series A Notes was 7.4% per annum. In the event of a change in control of the Company, as defined in the indenture governing the Series A Notes, the holders of the Series A Notes have the right to require the Company to repurchase the Series A Notes. The proposed Tender Offer, if successful, would constitute a change of control of the Company under the indenture.

     The aggregate maturities of long-term debt as of December 31, 1998 are as follows:

                   YEAR ENDING
                   DECEMBER 31,
                   ------------
     1999.........................................  $  1,069
     2000.........................................    11,112
     2001.........................................    74,642
     2002.........................................    14,322
     2003.........................................    10,716
  Thereafter......................................    62,489
                                                    --------
                                                    $174,350
                                                    ========

     Management estimates that the fair value of its debt obligations under the Credit Facility and other miscellaneous debt obligations approximates the historical value at December 31, 1998 and March 31, 1999. Management estimates that the fair value of its debt obligations under the 7 1/4 Notes is approximately $22,000 and $49,500 at December 31, 1998, and March 30, 1999, respectively.

10. STOCK OPTIONS AND WARRANTS:

  Stock Options

     The Company has in place a 1996 Incentive Plan (the "1996 Plan"), which provides for the granting or awarding of stock options and stock appreciation rights to nonemployee directors, officers and other key employees and independent contractors. The Company also has in place a 1997 Employee Incentive Plan (the "1997 Plan" and collectively with the 1996 Plan, the "Plans"), which provides for the granting of stock options to key employees and independent contractors. The Company accounts for the Plans under APB Opinion No. 25, and no compensation expense has been recognized. The number of shares authorized and reserved for issuance under the 1996 Plan at any one time is limited to 15% of the number of shares of Common Stock outstanding on the last day of each preceding calendar quarter (2,385,380 shares at December 31, 1998). The number of shares authorized and reserved for issuance under the 1997 Plan at any one time is limited to 10% of the number of shares of Common Stock outstanding on the last day of each preceding calendar quarter (1,590,253 shares as of December 31, 1998). In general, the terms of the option awards (including vesting schedules) issued under the Plans will be established by the Compensation Committee.

     In March 1998, the Board of Directors and the Compensation Committee of the Board of Directors approved a program whereby the Company offered certain non-officer employees of the Company the ability to exchange a total of 711,700 existing stock options at that date, with exercise prices ranging from $15.00 to $25.75, for a lesser number of newly issued stock options with an exercise price of $11.00 per share. The offer terminated on April 30, 1998. Substantially all employees eligible under the program elected to exchange their eligible options, resulting in 572,050 newly issued options.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

     The following table summarizes activity under the Plans for the three years ended December 31, 1996, 1997 and 1998:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                 EXERCISE       EXERCISE
                                                   SHARES          PRICE         PRICE
                                                  ---------   ---------------   --------
Outstanding at December 31, 1995................     --             --            --
  Granted.......................................  1,554,500   $ 8.00 - $23.75    $13.09
  Exercised.....................................     --             --            --
  Forfeited and canceled........................    (50,000)           $15.00    $15.00
                                                  ---------
Outstanding at December 31, 1996................  1,504,500   $ 8.00 - $25.75    $12.59
  Granted.......................................  1,493,589   $13.09 - $25.75    $19.55
  Exercised.....................................    (36,650)  $ 8.00 - $15.00    $13.24
  Forfeited and canceled........................   (153,200)  $15.00 - $25.75    $19.71
                                                  ---------
Outstanding at December 31, 1997................  2,808,239                      $15.89
  Granted.......................................    585,985   $ 5.00 - $15.53    $ 7.88
  Granted in options repricing..................    572,050            $11.00    $11.00
  Exercised.....................................     (6,000)           $15.00    $15.00
  Forfeited and canceled........................   (365,013)  $ 5.00 - $25.75    $19.84
  Forfeited in option repricing.................   (706,400)  $15.00 - $25.75    $19.02
                                                  ---------
Outstanding at December 31, 1998................  2,888,861
                                                  =========

                                                       1997              1998
Options exercisable at year end.................    609,420         1,281,371
Weighted average fair value of options
  granted.......................................  $   12.87        $     3.74
Weighted average fair value of options granted
  in repricing..................................         --        $     4.71
Weighted average remaining contractual life in
  years.........................................       9.31              7.95

     Unexercised options expire at various dates from January 2006 through December 2008.

     If the Company had recorded compensation cost for the Plan consistent with SFAS No. 123, net loss and loss per share for the years ended December 31, 1996, 1997 and 1998 would have been increased to the following pro forma amounts:

                                                               1996      1997       1998
                                                              -------   -------   --------
Net loss:
  As reported...............................................  $(3,035)  $(4,701)  $ (7,861)
  Pro forma.................................................  $(4,010)  $(6,334)  $(11,592)
Diluted net loss per share:
  As reported...............................................  $ (0.48)  $ (0.33)  $  (0.50)
  Pro forma.................................................  $ (0.64)  $ (0.44)  $  (0.74)

     The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 1996, 1997 and 1998: dividend yield of 0% for each year; expected volatility of 32.19%, 46.51% and 29.79%, risk-free interest rate of 6.72%, 6.39%, and 5.50%; and expected lives of 10 years, respectively.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

     The fair value of each option grant in the option repricing was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used: dividend yield of 0%, expected volatility of 29.13%, risk-free interest rate of 5.65% and expected lives of
8.79 years.

  Stock Warrant

     During 1996, the Company issued a warrant to purchase 100,000 shares of Common Stock exercisable at $15.00 per share. The warrant is exercisable, in whole or in part, at any time until September 27, 2001. The number of shares represented by the warrant is subject to adjustment for stock dividends, stock splits and similar events.

11. AVAILABLE REGISTERED SECURITIES:

     During 1997, ARS registered 15,000,000 shares of Common Stock and $100,000 aggregate principal amount of convertible subordinated debt securities (the "Convertible Debt Securities") under the Securities Act of 1933, as amended, pursuant to shelf registration statements on Form S-4, for issuance from time to time in connection with acquisitions. ARS is currently authorized pursuant to its Credit Facility to issue up to $25,000 aggregate principal amount of Convertible Senior Subordinated Notes, Series A (the "Series A Notes") (representing a series of the Convertible Debt Securities), maturing April 15, 2004. Certain terms of the Series A Notes, including the interest rate and the conversion price, will be determined by ARS in connection with the acquisitions for which such notes are issued. At December 31, 1998, the Company had issued 5,441,203 shares of Common Stock and approximately $7,489 principal amount of Series A Notes pursuant to the registration statements.

     In the event of a change of control of ARS, or deferral in the indenture governing the Series A Notes, the holders of the Series A Notes have the right to require ARS to repurchase the Series A Notes. The proposed Tender Offer, if successful, would constitute a change of control of ARS under the Indenture.

12. LEASES:

     The Company leases facilities and vehicles under noncancelable leases. The following represents future minimum rental payments under noncancellable operating leases:

                    YEAR ENDING
                   DECEMBER 31,
                   ------------
     1999..........................................  $10,598
     2000..........................................    8,990
     2001..........................................    8,438
     2002..........................................    7,323
     2003..........................................    5,909
     Thereafter....................................   19,563
                                                     -------
                                                     $60,821
                                                     =======

     Rental expense for the years ended December 31, 1996, 1997, and 1998 was approximately $1,769, $6,947, and $10,852, respectively. Included in these amounts are rental expenses and commissions paid to related parties of approximately $482, $3,115, and $4,526 for the years ended December 31, 1996, 1997 and 1998, respectively.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

13. INCOME TAXES:

     Federal and state income tax provisions (benefits) are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1996     1997      1998
                                                            ------   -------   ------
Federal --
  Current.................................................  $1,958   $ 2,785   $ 1002
  Deferred................................................    (524)   (3,430)  (1,349)
State --
  Current.................................................     512       374      599
  Deferred................................................    (143)     (558)    (192)
                                                            ------   -------   ------
                                                            $1,803   $  (829)  $   60
                                                            ======   =======   ======

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34% for 1996 and 35% for 1997 and 1998 to income before income tax as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996     1997      1998
                                                           ------   -------   -------
Tax benefit at the statutory rate........................  $ (419)  $(1,824)  $(3,138)
Increase (decrease) resulting from --
  State income taxes.....................................     207      (184)      407
  Nondeductible expenses.................................      97       738     1,775
  Federal tax benefit reported after net loss from
     continuing operations...............................      --        --     1,164
  Nondeductible costs related to purchase of EHC.........   1,740        --        --
  Other..................................................     178       441      (148)
                                                           ------   -------   -------
                                                           $1,803   $  (829)  $    60
                                                           ======   =======   =======

     Deferred income tax provisions result from temporary differences in the recognition of revenues and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1997      1998
                                                            -------   -------
Accruals and reserves not deductible until paid...........  $(3,995)  $(3,807)
Net changes in accounting methods.........................    1,151       920
Depreciation and amortization.............................      897       970
Other.....................................................     (293)   (1,968)
                                                            -------   -------
          Net deferred income tax assets..................  $(2,240)  $(3,885)
                                                            =======   =======

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

     The net deferred tax assets and liabilities are comprised of the following:

                                                               DECEMBER 31
                                                            -----------------
                                                             1997      1998
                                                            -------   -------
Deferred tax assets --
  Current.................................................  $ 1,033   $ 3,474
  Long-term...............................................    8,494     8,296
                                                            -------   -------
          Total...........................................    9,527    11,770
                                                            -------   -------
Deferred tax liabilities --
  Current.................................................      372       309
  Long-term...............................................    6,915     7,576
                                                            -------   -------
          Total...........................................    7,287     7,885
                                                            -------   -------
          Net deferred income tax assets..................  $(2,240)  $(3,885)
                                                            =======   =======

     The net current deferred tax assets as of December 31, 1997 and 1998 are $661 and $3,165, respectively, and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The net long-term deferred tax assets as of December 31, 1997 and 1998 are $1,579 and $720, respectively, and are included in other noncurrent assets in the accompanying consolidated balance sheets.

14. COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

  Insurance

     The Company maintains a broad range of insurance coverage, including employees' medical coverage, business auto liability, general liability, commercial property, workers' compensation and general umbrella. At December 31, 1997, the Company maintained company-wide self-insurance retention programs for a portion of its employees' medical claims. During 1998, the company-wide self-insurance retention program for employees' medical claims expired, and the coverage was transferred to various regional or local medical coverage plans, some of which were self-insurance retention programs. An accrual for insurance claims under the self-insurance retention programs has been recorded based upon management's estimate of the Company's potential costs in satisfying the self-insurance retention for claims occurring through December 31, 1998. These accruals are based on known facts and historical trends, and management believes such accruals to be adequate.

  Employment Agreements

     The Company has entered into various employment agreements in the ordinary course of business. In the event of a change in control of the Company, certain of the employment agreements provide for payments aggregating approximately $4,100 to a total of eight active employees. Within five business days after the date the Company receives the employee's notice of termination by reason of that change of control, the Company is obligated to pay to the employee a cash lump sum amount equal to the change of control payments totaling $4,100 in the aggregate for all eight employees.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

15. EMPLOYEE BENEFIT PLANS:

     Prior to the Offering, Atlas maintained a defined contribution profit-sharing plan that covered substantially all employees. Atlas's contributions for the nine months ended September 30, 1996 were $35.

     On September 26, 1996, effective with the Offering, the Company established a defined contribution profit-sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. Participation in the plan is available to substantially all employees. Eligible employees may contribute up to the lesser of 15% of their annual compensation or the maximum amount permitted under IRS regulations to their 401(k) accounts. The Company matches the contributions of participating employees on the basis of the percentages specified in the plan. Company matching contributions to this plan, which may be invested in Common Stock, were approximately $91, $551 and $784 in 1996, 1997 and 1998, respectively. The Company also may make additional discretionary contributions.

16. STOCKHOLDERS' RIGHTS PLAN

     In August 1996, the Company adopted a stockholders' rights plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. The establishment of the Rights Plan may deter coercive takeover tactics and may prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on June 30, 2006.

     Each Right entitles stockholders to buy one one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $40 per fractional share. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15 percent or more of the Company's common stock. However, the Rights will not become exercisable if the Company's common stock is acquired pursuant to an offer for all shares which a majority of the board of directors determines to be fair to and otherwise in the best interests of the Company and its stockholders. If, following an acquisition of 15 percent or more of the Company's common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company's stockholders to buy stock in the acquiring company at 50 percent of its market price.

     The Company may redeem the Rights at $.01 per Right at any time on or prior to the tenth business day following the acquisition of 15 percent or more of its common stock by a person or group or commencement of a tender offer for such 15 percent ownership.

     The Rights Plan was amended on March 22, 1999, and pursuant to this amendment, the Rights did not become exercisable in connection with the execution of the Merger Agreement and will not become exercisable upon the consummation of the Tender Offer or the Merger contemplated thereby.

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

17. UNAUDITED QUARTERLY FINANCIAL DATA:

     The following table contains selected restated quarterly financial data from the consolidated statements of income for each quarter of fiscal 1997 and 1998. In the fourth quarter of 1998, the Company approved a plan for the disposition of the air-conditioned tent rental business and elected to treat this as a discontinued operation. As such, the results for 1997 and 1998 have been restated with the effect of this operation presented as a discontinued operation. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                     1997                                       1998
                                    ---------------------------------------   -----------------------------------------
                                      1ST       2ND       3RD        4TH        1ST        2ND        3RD        4TH
                                    QUARTER   QUARTER   QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                    -------   -------   --------   --------   --------   --------   --------   --------
AS REPORTED FOR THE QUARTER ENDED:
Revenue...........................  $70,908   $92,373   $109,500   $109,737   $101,080   $130,550   $138,750   $136,536
Gross Profit......................   20,023    27,946     30,300     28,024     25,052     34,377     32,606     24,326
Net Income/(Loss) before
  Discontinued Operations and
  Extraordinary Item..............    1,560     5,100      3,588    (14,949)        95      3,518        765     (8,507)
Net Income/(Loss) before
  Extraordinary Item..............    1,560     5,100      3,588    (14,949)        95      3,518        765    (11,939)
Net Income/(Loss).................  $ 1,560   $ 5,100   $  3,588   $(14,949)  $     95   $  3,218   $    765   $(11,939)
                                    =======   =======   ========   ========   ========   ========   ========   ========
Basic Weighted Average Shares
  Outstanding.....................   13,389    13,825     14,811     15,299     15,363     15,657     15,884     15,900
                                    =======   =======   ========   ========   ========   ========   ========   ========
Basic Income/(Loss) Per Share
  before Discontinued Operations
  and Extraordinary Item..........  $  0.12   $  0.37   $   0.24   $  (0.98)  $   0.01   $   0.23   $   0.05   $  (0.54)
Discontinued Operations...........       --        --         --         --         --         --         --      (0.21)
Extraordinary Item................       --        --         --         --         --      (0.02)        --         --
                                    -------   -------   --------   --------   --------   --------   --------   --------
Basic Net Income/(Loss) Per
  Share...........................  $  0.12   $  0.37   $   0.24   $  (0.98)  $   0.01   $   0.21   $   0.05   $  (0.75)
                                    =======   =======   ========   ========   ========   ========   ========   ========
Diluted Weighted Average Shares
  Outstanding.....................   13,901    14,216     15,262     15,299     15,440     15,735     15,884     15,900
                                    =======   =======   ========   ========   ========   ========   ========   ========
Diluted Income/(Loss) Per Share
  before Discontinued Operations
  and Extraordinary Item..........  $  0.11   $  0.36   $   0.24   $  (0.98)  $   0.01   $   0.22   $   0.05   $  (0.54)
Discontinued Operations...........       --        --         --         --         --         --         --      (0.21)
Extraordinary Item................       --        --         --         --         --      (0.02)        --         --
                                    -------   -------   --------   --------   --------   --------   --------   --------
Diluted Net Income/(Loss) Per
  Share...........................  $  0.11   $  0.36   $   0.24   $  (0.98)  $   0.01   $   0.20   $   0.05   $  (0.75)
                                    =======   =======   ========   ========   ========   ========   ========   ========

              AMERICAN RESIDENTIAL SERVICES, INC. AND SUBSIDIARIES

                                                     1997                                       1998
                                    ---------------------------------------   -----------------------------------------
                                      1ST       2ND       3RD        4TH        1ST        2ND        3RD        4TH
                                    QUARTER   QUARTER   QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                    -------   -------   --------   --------   --------   --------   --------   --------
DISCONTINUED OPERATIONS FOR THE
  QUARTER ENDED:
Revenue...........................  $    --   $   484   $    326   $     63   $    483   $    544   $    327   $     --
Gross Profit......................       --       152         29        (18)         5        106        (43)        --
Net Loss from Discontinued
  Operations......................  $    --   $   (42)  $   (144)  $   (133)  $    (86)  $     (7)  $   (116)  $     --
                                    =======   =======   ========   ========   ========   ========   ========   ========
Basic Weighted Average Shares
  Outstanding.....................   13,389    13,825     14,811     15,299     15,363     15,657     15,884     15,900
                                    =======   =======   ========   ========   ========   ========   ========   ========
Basic Loss Per Share from
  Discontinued Operations.........  $    --   $    --   $  (0.01)  $  (0.01)  $  (0.01)  $     --   $  (0.01)  $     --
                                    =======   =======   ========   ========   ========   ========   ========   ========
Diluted Weighted Average Shares
  Outstanding.....................   13,901    14,216     15,262     15,299     15,440     15,735     15,884     15,900
                                    =======   =======   ========   ========   ========   ========   ========   ========
Diluted Loss Per Share from
  Discontinued Operations.........  $    --   $    --   $  (0.01)  $  (0.01)  $  (0.01)  $     --   $  (0.01)  $     --
                                    =======   =======   ========   ========   ========   ========   ========   ========

                                                     1997                                       1998
                                    ---------------------------------------   -----------------------------------------
                                      1ST       2ND       3RD        4TH        1ST        2ND        3RD        4TH
                                    QUARTER   QUARTER   QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                    -------   -------   --------   --------   --------   --------   --------   --------
AS RESTATED FOR DISCONTINUED
  OPERATIONS FOR THE QUARTER
  ENDED:
Revenue...........................  $70,908   $91,889   $109,174   $109,674   $100,597   $130,006   $138,423   $136,536
Gross Profit......................   20,023    27,794     30,271     28,042     25,047     34,271     32,649     24,326
Net Income/(Loss) before
  Discontinued Operations and
  Extraordinary Item..............    1,560     5,142      3,732    (14,816)       181      3,525        881     (8,507)
Net Income before Extraordinary
  Item............................    1,560     5,100      3,588    (14,949)        95      3,518        765    (11,939)
Net Income........................  $ 1,560   $ 5,100   $  3,588   $(14,949)  $     95   $  3,218   $    765   $(11,939)
                                    =======   =======   ========   ========   ========   ========   ========   ========
Basic Weighted Average Shares
  Outstanding.....................   13,389    13,825     14,811     15,299     15,363     15,657     15,884     15,900
                                    =======   =======   ========   ========   ========   ========   ========   ========
Basic Income/(Loss) Per Share
  before Discontinued Operations
  and Extraordinary Item..........  $  0.12   $  0.37   $   0.25   $  (0.97)  $   0.02   $   0.23   $   0.06   $  (0.54)
Discontinued Operations...........       --        --      (0.01)     (0.01)     (0.01)        --      (0.01)     (0.21)
Extraordinary Item................       --        --         --         --         --      (0.02)        --         --
                                    -------   -------   --------   --------   --------   --------   --------   --------
Net Income/(Loss) Per Share.......  $  0.12   $  0.37   $   0.24   $  (0.98)  $   0.01   $   0.21   $   0.05   $  (0.75)
                                    =======   =======   ========   ========   ========   ========   ========   ========
Diluted Weighted Average Shares
  Outstanding.....................   13,901    14,216     15,262     15,299     15,440     15,735     15,884     15,900
                                    =======   =======   ========   ========   ========   ========   ========   ========
Diluted Income/(Loss) Per Share
  before Discontinued Operations
  and Extraordinary Item..........  $  0.11   $  0.36   $   0.25   $  (0.97)  $   0.02   $   0.22   $   0.06   $  (0.54)
Discontinued Operations...........       --        --      (0.01)     (0.01)     (0.01)        --      (0.01)     (0.21)
Extraordinary Item................       --        --         --         --         --      (0.02)        --         --
                                    -------   -------   --------   --------   --------   --------   --------   --------
Net Income/(Loss) Per Share.......  $  0.11   $  0.36   $   0.24   $  (0.98)  $   0.01   $   0.20   $   0.05   $  (0.75)
                                    =======   =======   ========   ========   ========   ========   ========   ========

     Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Class III -- Terms Expiring at the 1999 Annual Meeting

     Nolan Lehmann, age 54, has been a director of the Company since September 1996. He has been the President and a director of Equus Capital Management Corporation ("ECMC") since its formation in 1983 and of Equus II since its formation in 1991 (see "Security Ownership of Certain Beneficial Owners and Management"). Prior thereto, Mr. Lehmann was employed by Service Corporation International, where he held various positions, including Vice
President -- Regional Manager and Vice President -- Corporate Development. Mr. Lehmann currently serves as a director of a number of public and private companies, including Allied Waste Industries, Inc., Brazos Sportswear, Inc., Drypers Corporation and Paracesus Healthcare Corp.

     Don Jordan, age 66, has been a director of the Company since September, 1998. Mr. Jordan has been a director of Reliant Energy, formerly known as Houston Industries Incorporated ("Reliant"), since 1977 and of its subsidiary, Houston Lighting & Power ("HL&P") since 1974. Mr. Jordan is Chairman and Chief Executive Officer of Reliant and Chairman and Chief Executive Officer of HL&P. Mr. Jordan also serves as an advisory director of Texas Commerce Bank National Association and a director of BJ Services Company, Inc.

     Bobby Shackouls, age 48, has been a director of the Company since June, 1998. Mr. Shackouls has been the President and Chief Executive Officer of Burlington Resources Inc. ("BRI") from December 1995 through July 1997. Since October 1994, Mr. Shackouls has been President and Chief Executive Officer of Burlington Resources Oil & Gas Company (formerly known as Meridian Oil Inc.), a wholly owned subsidiary of BRI. From June 1993 to October 1994, Mr. Shackouls was Executive Vice President and Chief Operating Officer of Meridian Oil Inc. From July 1991 to May 1993, Mr. Shackouls was President and Chief Operating Officer of Torch Energy Advisors, Inc. Mr. Shackouls has been a director of BRI since 1995.

  Class I -- Terms Expiring at the 2000 Annual Meeting

     Elliot Sokolow, age 56, has been a Senior Vice President of the Company and Director of Operations of the Company's residential operations since January 1998 and a director of the Company since September 1996. Mr. Sokolow served as Assistant to the Chairman of the Company from June 1997 to January 1998 and as Director of the Company's southeast operations from November 1996 to June 1997. He was a founder of Florida Heating & Air Conditioning, Inc., a subsidiary of the Company, in 1970 and served as its President from 1977 until June 1997. Mr. Sokolow served as national president of the Air Conditioning Contractors of America ("ACCA") in 1992 and 1993.

     Thomas N. Amonett, age 55, has been President and Chief Executive Officer of the Company since October 1997 and a director of the Company since September 1996. Mr. Amonett served as President and Chief Executive Officer of Weatherford Enterra, Inc., a diversified international energy service and manufacturing company, from July 1996 until May 1997. From 1992 to 1996, he served as Chairman of the Board and President of Reunion Resources Company (now known as Reunion Industries, Inc.), a company engaged in plastics manufacturing and other activities. Prior thereto, he was Of Counsel with the law firm of Fulbright & Jaworski L.L.P. from 1986 to 1992. He was President and a director of Houston Oil Fields Company from 1982 to 1986. Mr. Amonett also currently serves as a director of ITEQ, Inc., HomeUSA, Inc., PetroCorp Incorporated, Reunion Industries, Inc. and Pool Energy Services, Inc.

  Class II -- Terms Expiring at the 2001 Annual Meeting

     Howard S. Hoover, Jr., age 60, has been Chairman of the Board since November 1995. From 1970 until 1991, Mr. Hoover was employed by Browning-Ferris Industries, Inc. ("BFI"), a waste services company, and served during his tenure as a director and in various management capacities as a member of the Senior Management Committee, Senior Vice President, General Counsel and Secretary. From 1992 until 1995, Mr. Hoover was engaged in various business development and consulting activities.

     Frank N. Menditch, age 47, has been a Senior Vice President of the Company since September 1997 and Regional Vice President -- Northern Region since September 1998. In addition, Mr. Menditch was Director of Operations of the Company's commercial maintenance services operations from January 1998 through September 1998. He has also served as a director of the Company since September 1996. Mr. Menditch served as Regional Vice President -- Northeast of the Company from June 1997 to January 1998 and Director of the Company's northeast operations from November 1996 to June 1997. He was President of General Heating & Air Conditioning Company, Inc. ("General Heating"), from 1983 to 1997. Mr. Menditch is a past president of the National Capitol Chapter of the ACCA and of the Metro Washington Heat Pump Association.

     Robert J. Cruikshank, age 68, has been a director of the Company since September 1996. He is primarily engaged in managing his personal investments in Houston. Prior to his retirement in 1993, he was a Senior Partner in the accounting firm of Deloitte & Touche LLP. Mr. Cruikshank currently serves as a director of Reliant, MAXXAM Inc., Kaisier Aluminum Corporation, Compass Bank-Houston, Texas Biotechnology Corporation and Weingarten Realty Investors.

     Randall B. Hale, age 36, has been a director of the Company since September 1996. He has been a Vice President of ECMC and Equus II since 1992 and a director of ECMC since February 1996. ECMC is the investment advisor for Equus II, a closed-end investment fund. See "Security Ownership of Certain Beneficial Owners and Management." Mr. Hale currently serves as an officer or director of several private businesses and is a director and Chairman of the Board of Brazos Sportswear, Inc. From 1985 to 1992, he was employed by the accounting firm of Arthur Andersen LLP. Mr. Hale is a Certified Public Accountant.

EXECUTIVE OFFICERS

     The following table sets forth certain information as of March 30, 1999 concerning each of the executive officers and other officers of ARS:

NAME                                   AGE                      POSITION
----                                   ---                      --------
Thomas N. Amonett....................  55    President and Chief Executive Officer*
Harry O. Nicodemus, IV...............  51    Senior Vice President, Treasurer, Chief
                                             Financial Officer and Chief Accounting Officer
John D. Held.........................  36    Senior Vice President, General Counsel and
                                               Secretary
Frank N. Menditch....................  47    Senior Vice President, Regional Vice
                                             President -- Northern Region*
Elliot Sokolow.......................  56    Senior Vice President, Director of
                                             Operations -- Residential Services*
Ed Dunn..............................  40    Senior Vice President, Director of
                                             Operations -- Commercial Maintenance Services
Elliott Ettlinger....................  48    Vice President -- Plumbing Operations
Terri L. Hardt.......................  38    Vice President -- Retail Sales and Service
Howard C. Menditch...................  46    Vice President -- National Accounts
Jennifer L. Tweeton..................  37    Vice President -- Investor Relations

---------------

* Also serves as a director of the Company.

     Thomas N. Amonett has been President and Chief Executive Officer since October 1997 and a director since September 1996. He served as President and Chief Executive Officer of Weatherford Enterra, Inc. from July 1996 to May 1997. From 1992 to 1996, he served as Chairman of the Board and President of Reunion Resources Company (now known as Reunion Industries, Inc.). Prior thereto, he was Of Counsel with the law firm of Fulbright & Jaworski L.L.P. from 1986 to 1992. He was President and a director of Houston Oil Fields Company from 1982 to 1986. Mr. Amonett also currently serves as a director of ITEQ, Inc., HomeUSA, Inc., PetroCorp Incorporated, Reunion Industries, Inc. and Pool Energy Services, Inc.

     Harry O. Nicodemus, IV has served as Senior Vice President, Chief Financial Officer and Chief Accounting Officer since September 1997 and as Treasurer since December 1998. Prior thereto, he served as Vice President, Chief Financial Officer and Chief Accounting Officer of the Company since January 1997. From December 1995 through December 1996, Mr. Nicodemus was Controller of Drilex International, Inc., an oilfield services company. He was Vice President, Controller and Chief Accounting Officer for American Ecology Corporation ("American Ecology"), a waste services company, from February 1993 to December 1995 and a divisional vice president and an assistant controller at Browning-Ferris, Industries, a waste services company, from January 1991 to January 1993. Mr. Nicodemus is a Certified Public Accountant.

     John D. Held has been Senior Vice President, General Counsel and Secretary since March 1996. From October 1995 to March 1996, he was an associate at the law firm of Liddell, Sapp, Zivley, Hill and LaBoon, L.L.P. Mr. Held was Associate General Counsel of American Ecology from 1994 to 1995 and an associate at the law firm of Baker & Botts, L.L.P., prior thereto.

     Frank N. Menditch has been a Senior Vice President since September 1997 and has been Regional Vice President -- Northern Region since September 1998. Mr. Menditch served as Director of Operations of the Company's commercial maintenance services operations from January 1998 through September 1998. He has also served as a director of the Company since September 1996. Mr. Menditch served as Regional Vice President -- Northeast of the Company from June 1997 to January 1998 and Director of the Company's northeast operations from November 1996 to June 1997. Mr. Menditch was President of General Heating, one of the Founding Companies, from 1983 to 1997. He is a past president of the National Capitol Chapter of Air Conditioning Contractors of America ("ACCA") and of the Metro Washington Heat Pump Association. Mr. Menditch is the brother of Howard C. Menditch.

     Elliot Sokolow has been a Senior Vice President and Director of Operations of the Company's residential services operations since January 1998 and a director since September 1996. He served as Assistant to the Chairman of the Company from June 1997 to January 1998 and as Director of the Company's southeast operations from November 1996 to June 1997. He was a founder of Florida Heating & Air Conditioning, Inc., one of the Founding Companies, in 1970 and served as its President from 1977 until June 1997. Mr. Sokolow served as national president of ACCA in 1992 and 1993.

     Ed Dunn has been a Senior Vice President since December 1998 and Director of Operations of the Company's commercial maintenance operations since September 1998. Prior thereto, he was a Regional Vice President-Eastern Region of the Company's Commercial maintenance operations since January 1998. Prior thereto, he was President of EMD Mechanical Specialists, one of the Acquired Businesses.

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

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons holding more than 10% of a registered class of the Company's equity securities to file with the SEC and the New York Stock Exchange initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers and stockholders are also required to furnish the Company with copies of all such filed reports.

     Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during 1998, the Company believes that all Section 16(a) reporting requirements related to the Company's directors and executive officers were timely fulfilled during 1998.

ITEM 11. EXECUTIVE COMPENSATION.

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

EXECUTIVE COMPENSATION

     The following table sets forth information regarding aggregate cash compensation, restricted stock and stock option awards and other compensation earned by the Company's Chief Executive Officer, and its five other most highly compensated executive officers for services rendered to the Company during 1996, 1997 and 1998:

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                        COMPENSATION
                                                                           AWARDS
                                                 ANNUAL            -----------------------
                                              COMPENSATION         RESTRICTED     SHARES
            NAME AND                      ---------------------      STOCK      UNDERLYING      ALL OTHER
       PRINCIPAL POSITION         YEAR     SALARY      BONUS(1)      AWARDS      OPTIONS     COMPENSATION(2)
       ------------------         ----    --------     --------    ----------   ----------   ---------------
Thomas N. Amonett (3)...........  1998    $148,833     $      0       --               0         $1,053
  President and Chief             1997          --           --       --         280,675             --
  Executive Officer               1996          --           --       --               0             --
Howard S. Hoover, Jr (4)........  1998    $178,200     $      0       --               0         $  806
  Chairman of the Board           1997    $175,000     $ 78,904       --          31,400         $1,116
                                  1996    $160,000     $ 26,970       --         150,000         $  498
Frank N. Menditch...............  1998    $173,100     $      0       --               0         $1,558
  Senior Vice President,
    Regional                      1997    $165,000     $      0       --          26,500         $2,273
  Vice President-Northern Region  1996    $ 39,452(5)  $      0       --          50,000         $  375
Elliot Sokolow..................  1998    $173,100     $      0       --               0         $1,731
  Senior Vice President,
    Director of                   1997    $156,522     $      0       --          18,700         $2,200
  Residential Operations          1996    $ 24,518(6)  $      0       --          50,000         $    0
John D. Held....................  1998    $170,000     $      0       --           7,500         $1,673
  Senior Vice President,          1997    $150,000     $ 58,679       --          27,800         $1,661
  General Counsel and Secretary   1996    $ 99,230(7)  $100,220(8)    --          75,000         $  685
Harry O. Nicodemus, IV..........  1998    $170,000     $      0                    7,500         $1,677
  Senior Vice President,
    Treasurer,                    1997    $112,981(9)  $      0       --          71,500         $  529
  Chief Financial Officer, and    1996           0     $      0       --               0         $    0
  Chief Accounting Officer

---------------

(1) Except as stated in Note (8) below, represents aggregate cash bonus awards relating to Company performance in 1996, which were paid in one quarterly installment in 1996 and three quarterly installments in 1997. The Company did not pay any bonuses to executive officers in 1997 or 1998 relating to individual or Company performance for 1997 or 1998.

(2) Represents: (i) matching contributions by the Company under the Company's 401(k) plan during 1998 for the executive officers named in the above table in the amounts of $673 for Mr. Amonett; $806 for Mr. Hoover; $1,558 for Mr. Menditch; $1,734 for Mr. Sokolow; $1,673 for Mr. Held; and $1,677 for Mr. Nicodemus, and (ii) $308 of premium cost for life insurance coverage under an executive life insurance program provided to Mr. Amonett. This executive life insurance program was terminated in 1998.

(3) On October 31, 1997, the Board of Directors appointed Mr. Amonett as President and Chief Executive Officer. Mr. Amonett received options to purchase up to 250,000 shares of Common Stock at an exercise price of $14.75 per share, which become exercisable in annual increments of 20% beginning one year from the grant date and expire on October 31, 2007. In lieu of receipt of his base salary through May 31, 1998, Mr. Amonett received additional options to purchase up to 30,675 shares of Common Stock at an exercise price of $14.75 per share, which became exercisable in full on June 1, 1998 and expire on October 31, 2002. The information reflected in the table above does not include director's fees paid to Mr. Amonett in 1996 and 1997, options to purchase up to 10,000 shares of Common Stock granted on September 27, 1996, or options to purchase 5,000 shares of Common Stock, granted on July 1, 1997, in each case while Mr. Amonett was a Nonemployee Director of the Company. See "Directors -- Remuneration."

(4) Effective as of January 1, 1999, Mr. Hoover became a part-time non-officer employee of the Company and serves as non-executive Chairman of the Board of Directors of the Company. See " Employment Agreements."

(5) Salary earned in 1996 from the date of commencement of Mr. Menditch's employment with the Company in September 1996.

(6) Salary earned in 1996 from date of commencement of Mr. Sokolow's employment with the Company in September 1996.

(7) Salary earned in 1996 from the date of commencement of Mr. Held's employment with the Company in March 1996.

(8) Of this amount, $80,000 represents 5,333 shares of Common Stock awarded to Mr. Held under an incentive plan when the IPO closed, valued at the initial IPO price to the public of $15 per share.

(9) Salary earned in 1997 from date of commencement of Mr. Nicodemus' employment with the Company in January 1997.

OPTION GRANTS

     The following table sets forth information regarding the options granted during 1998 to the executive officers named in the Summary Compensation Table. All of the options listed below were granted July 20, 1998, become exercisable in annual increments of 20% of the total number of shares subject thereto beginning July 20, 1999 and become fully exercisable on July 20, 2003.

                                                         INDIVIDUAL GRANTS
                         ----------------------------------------------------------------------------------
                                        PERCENT
                                       OF TOTAL                               POTENTIAL REALIZABLE VALUE AT
                           NUMBER       OPTIONS                               ASSUMED ANNUAL RATE OF STOCK
                         OF SHARES      GRANTED                               PRICE APPRECIATION FOR OPTION
                         UNDERLYING       TO                                             TERM(1)
                          OPTIONS      EMPLOYEES    EXERCISE    EXPIRATION    -----------------------------
         NAME             GRANTED       IN 1998      PRICE        PRICE           5%                10%
         ----            ----------    ---------    --------    ----------    -----------       -----------
Thomas Amonett.........        0          N/A          N/A         N/A              N/A               N/A
Howard S. Hoover,
  Jr. .................        0          N/A          N/A            N/A           N/A               N/A
Frank Menditch.........        0          N/A          N/A         N/A              N/A               N/A
Elliot Sokolow.........        0          N/A          N/A         N/A              N/A               N/A
John D. Held...........    7,500         .86%        $9.59       07/20/08      $117,158          $186,555
Hank Nicodemus.........    7,500         .86%        $9.59       07/20/08      $117,158          $186,555

---------------

(1) Calculated on the basis of the indicated rate of appreciation in the value of the Common Stock, compounded annually from the fair market value on the grant date, from the grant date to the end of the option term.

AGGREGATE OPTION EXERCISES AND HOLDINGS AND YEAR-END VALUES

     The following table presents information regarding options exercised during 1998 and options outstanding at December 31, 1998 for each of the executive officers named in the Summary Compensation Table:

                                                            NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                            OPTIONS AT FISCAL              OPTIONS HELD AT
                             SHARES                             YEAR-END                 FISCAL YEAR-END(2)
                           ACQUIRED ON      VALUE      ---------------------------   ---------------------------
          NAME              EXERCISE     REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----             -----------   -----------   -----------   -------------   -----------   -------------
Thomas N. Amonett........      --            --           89,009        206,666          $ 0            $ 0
Howard S. Hoover, Jr.....      --            --          156,280         25,120          $ 0            $ 0
Frank N. Menditch........      --            --           35,300         41,200          $ 0            $ 0
Elliot Sokolow...........      --            --           33,740         34,960          $ 0            $ 0
John D. Held.............      --            --           79,560         28,240          $ 0            $ 0
Hank Nicodemus...........      --            --           15,800         63,200          $ 0            $ 0

---------------

(1) Value is calculated on the basis of the market value of the Company's Common Stock at the time of exercise, less the exercise price, multiplied by the number of shares underlying the options exercised.

(2) The closing price for the Common Stock as listed on the New York Stock Exchange on December 31, 1998 was $3.25. All options outstanding held by individuals in the above table had exercise prices greater than $3.25.

                             EMPLOYMENT AGREEMENTS

     The Company has employment agreements with Messrs. Amonett, Sokolow, Menditch, Held and Nicodemus. Each of these agreements (i) provides for an annual minimum base salary, (ii) entitles the employee to participate in all the Company's compensation plans (as defined) in which executive officers of the Company participate and (iii) has a continuous three-year term subject to the right of either party to terminate the employee's employment at any time. If the employee's employment is terminated by the Company without cause (as defined) or by the employee with good reason (as defined), the employee will be entitled, during each of the years in the three-year period beginning on the termination date, to (i) periodic payments equal to his average annual cash compensation (as defined) from the Company, including bonuses, if any, during the two years (or such shorter period of employment) preceding the termination date and (ii) continued participation in all the Company's compensation plans (other than the granting of new awards under the incentive plan or any other performance-based plan). Except in the case of a termination for cause, any stock options previously granted to the employee under the incentive plan that have not been exercised and are outstanding as of the time immediately prior to the date of his termination will remain outstanding (and continue to become exercisable pursuant to their respective terms) until exercised or the expiration of their term, whichever is earlier. If a change of control (as defined) of the Company occurs, the employee may terminate his employment at any time during the 365-day period following that event and receive a lump sum payment equal to three times his highest annual base salary under the agreement (plus such amounts as may be necessary to hold the employee harmless from the consequences of any resulting excise or other similar purpose tax relating to "parachute payments" under the Internal Revenue Code of 1986, as amended). Each employment agreement contains a covenant limiting competition with the Company for a period of one year following termination of employment.

     The Company also had an employment agreement with terms substantially the same as those described above with Mr. Hoover through December 31, 1998. In settlement of the Company's obligations to Mr. Hoover under that agreement, effective as of January 1, 1999 Mr. Hoover became a part-time non-officer employee of the Company and the Company will pay Mr. Hoover $180,000 per annum until December 31, 2001. In addition, the Company will provide Mr. Hoover an office, certain administrative services and other items to which he would otherwise be entitled under his employment agreement until December 31, 2001.

     The Company also has employment agreements with other executive officers of the Company.

DIRECTORS' REMUNERATION

     The Company currently pays each director who is not a Company employee (a "Nonemployee Director") a fee of $1,500 for each Board meeting attended and $1,000 for each Board committee meeting attended (except for committee meetings held on the same day as Board meetings). It does not pay any additional compensation to its employees for serving as directors, but will reimburse all directors for out-of-pocket expenses they incur in connection with attending meetings of the Board or Board committees or otherwise in their capacity as directors.

     Each Nonemployee Director is also automatically granted options to purchase up to 5,000 shares of Common Stock pursuant to the Company's 1996 Incentive Plan (the "1996 Incentive Plan") on the first business day of the month following the date of which each annual meeting of the Company's stockholders is held (the "Annual Grant"). The 1996 Plan also provides that, if a Nonemployee Director is elected after such date otherwise than by election at an annual meeting of stockholders, such Nonemployee Director shall automatically be granted on the date of his election to the Board, options to purchase shares of Common Stock equal to the product of (i) 10,000 and (ii) a fraction, the numerator of which is the number of days between the date of election of such Nonemployee Director and the next scheduled award date for an Annual Grant, and the denominator of which is 365 (the "Pro Rata Grant"). All options in the Annual Grant and the Pro Rate Grant (i) have a ten-year term, (ii) have an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant and
(iii) become exercisable in 33 1/3% annual increments beginning on the first anniversary of the date of grant.

     In connection with such grants to Nonemployee Directors, on July 1, 1998, each Nonemployee Director, other than Mr. Jordan who joined the Board after the 1998 annual grant date, was granted options to purchase 5,000 shares of Common Stock with an exercise price of $10.81 per share. In 1998, two new directors joined the Board and accordingly received option grants for their respective portions of the Pro Rata Grant. Mr. Shackouls was granted options to acquire 795 shares of Common Stock on June 2, 1998, the date of his election to the Board, with an exercise price of $11.25 and Mr. Jordan was granted options to acquire 7,124 shares of Common Stock on September 15, 1998, the date of his election to the Board, with an exercise price of $5.44 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 30, 1999, the "beneficial ownership" (as defined by the SEC) of the Common Stock of (i) each person or group known to the Company to beneficially own more than 5% of its outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) the executive officers of the Company named in the Summary Compensation Table, and
(iv) all executive officers and directors of the Company as a group.

                                                                SHARES BENEFICIALLY
                                                                      OWNED(1)
                                                               ----------------------
                            NAME                                NUMBER        PERCENT
                            ----                               ---------      -------
Consolidation Experts, LP
Consolidation Experts, LLC
C. Clifford Wright, Jr.
William P. McCaughey
Ronald R. McCann
Wes Lewis
A. Jefferson Walker
Rosario P. Schembari
  c/o Consolidation Experts, LP (2)
  5051 Westheimer Road, Suite 1890
  Houston, Texas 77056-5604.................................   1,450,797        8.8%
Equus II Incorporated(3)
  2929 Allen Parkway, 25th Floor
  Houston, Texas 77019......................................   1,225,000        7.7%
Howard S. Hoover, Jr........................................     313,751        2.0%
Frank N. Menditch...........................................     259,860        1.6%
Elliot Sokolow..............................................     302,761        1.9%
Thomas N. Amonett...........................................      91,185        *
John D. Held................................................      85,218        *
Harry O. Nicodemus, IV......................................      24,082        *
Nolan Lehmann...............................................      12,334        *
Robert J. Cruikshank........................................      10,334        *
Randall B. Hale.............................................       9,334        *
Bobby Shackouls.............................................           0        *
Don Jordan..................................................           0        *
All executive officers and directors as a group (12
  persons)(1)                                                  1,576,347        9.7%

---------------

* Less than 1%

(1) The shares beneficially owned include shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 1, 1999 as follows: Mr. Hoover -- 156,280 shares; Mr. Menditch -- 35,300; Mr.
    Sokolow -- 33,740 shares; Mr. Held -- 79,560 shares; Mr. Amonett -- 89,009 shares; Mr. Nicodemus -- 22,800 shares; Mr. Lehmann -- 8,344 shares; Mr. Cruikshank -- 8,344 shares; Mr. Hale -- 8,344 shares; Mr. Shackouls -- 0 shares; Mr. Jordan -- 0 shares and all current executive officers and directors as a group -- 442,891 shares. Shares held by executive officers through the Company's 401(k) plan are reflected as of December 31, 1998, and additional shares may have accumulated since that date.

(2) Based on a Schedule 13D dated January 14, 1999. The Schedule 13D indicates that the reporting persons have, in the aggregate, sole voting power and sole dispositive power as to 929,676 shares.

(3) Based on a Schedule 13D dated March 9, 1998. That Schedule 13D indicates that the 1,225,000 shares reported as beneficially owned include 100,000 shares obtainable on exercise of a warrant exercisable at $15.00 per share. The Schedule 13D indicates that the reporting person has sole voting and sole dispositive power with respect to all 1,225,000 shares. Nolan Lehmann, a director of the Company, is the President and a director of Equus II and Randall B. Hale, a director of the Company, is a Vice President of Equus II, and thus each may be deemed to be the beneficial owner of the shares held by Equus II. Mr. Lehmann and Mr. Hale each disclaim beneficial ownership of all of those shares.

     Except as otherwise indicated, the address of each person listed in the above table is c/o American Residential Services, Inc., Post Oak Tower, Suite 725, 5051 Westheimer Road, Houston, Texas 77056-5604. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

     The proposed Tender Offer, if successful, would constitute a change of control of the Company under the indentures relating to the 7 1/4% Notes and the Series A Notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1998, American Residential Services of South Carolina, Inc. ("ARS of South Carolina"), a subsidiary of the Company, leased certain office and warehouse space under three leases from a partnership in which Gorden H. Timmons, a former officer and director of the Company during a portion of 1998, owns a 90% equity interest. The expiration dates of the three leases range from month-to-month to 2006. Aggregate annual 1998 rentals under the three leases totaled $254,200.

     In March 1998, the Company sold an office and warehouse property owned by ARS of South Carolina in Charleston, South Carolina to a company in which Mr. Timmons owns a 50% equity interest. The sales price was $1,755,000, which was paid in full at the closing. Immediately after the sale, ARS of South Carolina leased the property from Mr. Timmons' company under a triple-net seven-year lease, effective April 1, 1998. The aggregate annual rent to be paid by ARS of South Carolina under that lease is $155,625 and is not subject to increase during the seven-year term of the lease. The sale of the property and the terms of the lease were reviewed and approved by the Company's Board of Directors in March 1998 (with Mr. Timmons abstaining from voting). In making its determination to approve the sale and lease transactions, the Board of Directors reviewed the reports of an independent real estate appraisal firm which showed that the sales price was slightly higher than the appraised fair market value of the property, net of commissions, and the annual lease rental amount was slightly lower than the fair market value of the property.

     American Residential Services of Virginia, Inc., a subsidiary of the Company, leases office and warehouse space under four leases from a limited partnership owned by Frank N. Menditch, his brothers and trusts for the benefit of their children. Aggregate annual 1998 rentals under the leases, which expire in 2005, totaled $531,500 and will increase a minimum of 4% each year during the terms of the leases.

     American Residential Services of Florida, Inc. ("ARS of Florida"), a subsidiary of the Company, leases its principal office and warehouse space under two triple-net leases, one of which was entered into in 1998 from a limited partnership in which Elliot Sokolow owns an 80% interest. The aggregate annual rent paid by ARS of Florida in 1998 under the previously existing lease was $271,400, which will increase 5% per year during the term of the lease. In December 1998, ARS of Florida leased additional property contiguous to its existing facility from Mr. Sokolow's partnership under a second lease. Both leases will expire in May 2005. The annual rent to be paid by ARS of Florida under the second lease is $124,900 and is subject to increase 3% per year during the term of the lease. The terms of the new lease were reviewed and approved by the Company's Board of Directors in December 1998 (with Mr. Sokolow abstaining from voting). In making its determination to approve the lease transaction, the Board of Directors reviewed the report of an independent real estate appraisal firm, which showed that the annual lease rental amount was equal to the fair rental value of the property. The aggregate annual 1998 rentals under both leases was $281,800.

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

     (3) Exhibits.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *3.1           -- Restated Certificate of Incorporation of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 3.1).
          *3.2           -- Amended and Restated Bylaws of ARS (Form 8-K/A dated
                            February 8, 1999, Ex. No. 3.1).
          *3.3           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock (Form S-1, Reg. No.
                            333-06195, Ex. 3.3).
          *4.1           -- Form of Certificate representing Common Stock (Form S-1,
                            Reg. No. 333-06195, Ex. 4.1).
          *4.2           -- Rights Agreement of ARS, including form of Rights
                            Certificate as Exhibit B thereto (Form S-8, Reg. No.
                            333-13299, Ex. 4.4).
          *4.3           -- Registration Rights Agreement among ARS and the
                            stockholders listed on the signature pages thereto (Form
                            S-1, Reg. No. 333-06195, Ex. 4.3).
          *4.4           -- Stock Registration Agreement dated as of March 6, 1996
                            between ARS and Equus II Incorporated (Form S-1, Reg. No.
                            333-06195, Ex. 4.4).
          *4.5           -- Stock Piggyback Registration Agreement dated as of March
                            19, 1996 between EHC and NationsBank of Texas, N.A.
                            ("NationsBank") (Form S-1, Reg. No. 333-06195, Ex. 4.5).
          *4.6           -- Indenture dated as of April 1, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            7 1/4% Convertible Subordinated Notes due 2004 (Form S-4,
                            Reg. No. 333-18623, Ex. 4.8).
          *4.7           -- Registration Rights Agreement dated as of April 1, 1997 between ARS and Smith Barney, Inc., Goldman Sachs & Co.
                            and Montgomery Securities (Form S-4, Reg. No. 333-18623,
                            Ex. 4.9).
          *4.8           -- Indenture dated as of July 31, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            Convertible Subordinated Debt Securities (the
                            "Convertible Debt Securities Indenture") (Form 10-Q for
                            the period ended June 30, 1997, File 1-11849, Ex. 4.11).
          *4.9           -- Amended and Restated Secured Revolving and Term Loan
                            Agreement dated July 2, 1998 among ARS, NationsBank, N.A.
                            and other parties designated therein. (Form 10-Q for
                            quarter ended June 30, 1998, Ex. 4.1).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.10          -- Form of Convertible Senior Subordinated Note, Series A,
                            issuable pursuant to the Convertible Debt Securities
                            Indenture. ARS and certain of its subsidiaries are
                            parties to certain debt instruments under which the total
                            amount of securities authorized does not exceed 10% of
                            the total assets of ARS and its subsidiaries on a
                            consolidated basis. Pursuant to paragraph 4(iii)(A) of
                            Item 601(b) of Regulation S-K, ARS agrees to furnish a
                            copy of such instruments to the Commission upon request.
        +*10.1           -- ARS 1996 Incentive Plan (Form S-1, Reg. No. 333-06195,
                            Ex. 10.1).
        +*10.2           -- Amendment to 1996 Incentive Plan. (Form 10-K for the year ended 1997, Ex. 10.2).
        +*10.3           -- ARS 1997 Employee Incentive Plan (Form S-8, Reg. No.
                            333-44913, Ex. 4.5).
        +*10.4           -- Amendment to 1997 Employee Incentive Plan. (Form 10-K for
                            the year ended 1997, Ex. 10.4).
        +*10.5           -- Employment Agreement dated as of November 1, 1995 between
                            ARS and Howard S. Hoover, Jr., as amended (Form S-1, Reg.
                            No. 333-06195, Ex. 10.2).
        +*10.6           -- Employment Agreement dated as of November 1, 1997 between
                            ARS and Thomas Amonett (Form S-4, No. 333-31815, Ex.
                            10.17). Ex. 10.3).
        +*10.7           -- Employment Agreement dated as of March 4, 1998 between
                            ARS and Harry O. Nicodemus, IV. (Form 10-K for the year
                            ended 1997, Ex. 10.8)
        +*10.8           -- Employment Agreement dated as of March 6, 1996 between
                            ARS and John D. Held, as amended (Form S-1, Reg. No.
                            333-06195, Ex. 10.5).
        +*10.10          -- Employment Agreement dated as of April 15, 1996 between
                            ARS and Michael Mamaux (Form S-1, Reg. No. 333-06195, Ex.
                            10.7).
        +*10.11          -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Elliot Sokolow (Form S-1, Reg. No. 333-06195, Ex.
                            10.8).
         +10.12          -- Employment Agreement dated as of December 1, 1998 between
                            ARS and Ed Dunn.
         +10.13          -- Amendment to Employment Agreement dated as of December 1,
                            1998 between ARS and Teri Hardt.
         +10.14          -- Amended and Restated Employment Agreement dated as of
                            December 1, 1998 between ARS and Elliott Ettlinger.
        +*10.15          -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Gorden H. Timmons (Form S-1, Reg. No. 333-06195,
                            Ex. 10.10).
        +*10.16          -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Frank N. Menditch (Form S-1, Reg. No. 333-06195,
                            Ex. 10.12).
        +*10.17          -- Form of Indemnification Agreement between ARS and each of its directors and executive officers (Form S-1, Reg. No.
                            333-06195, Ex. 10.15).
        +*10.18          -- Executive Supplemental Disability Plan of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 10.16).
        +*10.19          -- Executive Supplemental Life Insurance Plan of ARS (Form
                            S-1, Reg. No. 333-06195, Ex. 10.17).
        +*10.20          -- ARS Deferred Compensation Plan (Form S-1, Reg. No.
                            333-06195, Ex. 10.18).
         *10.21          -- Agreement and Plan of Reorganization dated as of November
                            13, 1998 by and among ARS, Beach Acquisition, LLC; T.A.
                            Beach Corp; and the Stockholders named therein (including
                            Standard Provisions for Business Combinations) (Form 8-K
                            dated November 25, 1998, Exs. 2.1 and 2.2).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.22          -- Agreement and Plan of Merger dated as of March 22, 1999 by and among ARS, The ServiceMaster Company and SVM-M9
                            Acquisition Corporation (Form 8-K dated March 22, Ex.
                            2.1)
         *10.23          -- Amendment No. 1 to Rights Agreement dated as of March 22,
                            1999 between ARS and Chase Mellon Shareholder Services,
                            L.L.C. (Form 8-K dated March 22, Ex. 4.1)
         +10.24          -- Amendment No. 2 to ARS 1997 Employee Incentive Plan.
         +10.25          -- Amendment No. 2 to ARS 1996 Incentive Plan.
          10.26          -- First Amendment to Amended and Restated Loan Agreement
                            dated March 31, 1999 by and among ARS, NationsBank, N.A.
                            and the other parties designated therein.
          21.1           -- List of Subsidiaries.
          23.1           -- Consent of Arthur Andersen LLP.
          27.1           -- Financial Data Schedule.

---------------

* Incorporated by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

     (b) Reports on Form 8-K.

     In 1998, the Company filed the following Current Reports on Form 8-K
(i)Form 8-K dated May 27, 1998 to report the acquisition by the Company of Freestate Electrical Service Company and Freestate Electrical Construction Company (collectively, "Freestate"), (ii) Form 8-K/A dated July 24, 1998 to file financial information for Freestate, (iii) Form 8-K dated September 25, 1998 to report that the Company expected earnings for the quarter ended September 30, 1998 were expected to be significantly below earnings for the same period last year and consensus analyst estimates, and (iv) Form 8-K dated November 25, 1998 to report the acquisition by the Company of T.A. Beach Corp.

     In 1999, the Company filed a Current Report on Form 8-K/A dated February 8, 1999 to file financial information for T.A. Beach Corporation, and a Current Report on Form 8-K dated March 22, 1999 to report the execution and delivery of an Agreement and Plan of Merger with The ServiceMaster Company.

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

                                            AMERICAN RESIDENTIAL SERVICES, INC.

                                            By:    /s/ THOMAS N. AMONETT
                                              ----------------------------------
                                                      Thomas N. Amonett
                                                President and Chief Executive
                                                            Officer

Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on March 31, 1999 in the capacities indicated.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ THOMAS N. AMONETT                  President, Chief Executive Officer, and
-----------------------------------------------------    Director (Principal Executive Officer)
                  Thomas N. Amonett

             /s/ HARRY O. NICODEMUS, IV                Senior Vice President, Treasurer, Chief
-----------------------------------------------------    Financial Officer and Chief Accounting
               Harry O. Nicodemus, IV                    Officer (Principal Financial Officer and
                                                         Principal Accounting Officer)

              /s/ HOWARD S. HOOVER, JR.                Chairman of the Board
-----------------------------------------------------
                Howard S. Hoover, Jr.

              /s/ ROBERT J. CRUIKSHANK                 Director
-----------------------------------------------------
                Robert J. Cruikshank

                 /s/ RANDALL B. HALE                   Director
-----------------------------------------------------
                   Randall B. Hale

                   /s/ DON JORDAN                      Director
-----------------------------------------------------
                     Don Jordan

                  /s/ NOLAN LEHMANN                    Director
-----------------------------------------------------
                    Nolan Lehmann

                /s/ FRANK N. MENDITCH                  Senior Vice President and Director
-----------------------------------------------------
                  Frank N. Menditch

                 /s/ BOBBY SHACKOULS                   Director
-----------------------------------------------------
                   Bobby Shackouls

                 /s/ ELLIOT SOKOLOW                    Senior Vice President and Director
-----------------------------------------------------
                   Elliot Sokolow

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *3.1           -- Restated Certificate of Incorporation of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 3.1).
          *3.2           -- Amended and Restated Bylaws of ARS (Form 8-K/A dated
                            February 8, 1999, Ex. No. 3.1).
          *3.3           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock (Form S-1, Reg. No.
                            333-06195, Ex. 3.3).
          *4.1           -- Form of Certificate representing Common Stock (Form S-1,
                            Reg. No. 333-06195, Ex. 4.1).
          *4.2           -- Rights Agreement of ARS, including form of Rights
                            Certificate as Exhibit B thereto (Form S-8, Reg. No.
                            333-13299, Ex. 4.4).
          *4.3           -- Registration Rights Agreement among ARS and the
                            stockholders listed on the signature pages thereto (Form
                            S-1, Reg. No. 333-06195, Ex. 4.3).
          *4.4           -- Stock Registration Agreement dated as of March 6, 1996
                            between ARS and Equus II Incorporated (Form S-1, Reg. No.
                            333-06195, Ex. 4.4).
          *4.5           -- Stock Piggyback Registration Agreement dated as of March
                            19, 1996 between EHC and NationsBank of Texas, N.A.
                            ("NationsBank") (Form S-1, Reg. No. 333-06195, Ex. 4.5).
          *4.6           -- Indenture dated as of April 1, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            7 1/4% Convertible Subordinated Notes due 2004 (Form S-4,
                            Reg. No. 333-18623, Ex. 4.8).
          *4.7           -- Registration Rights Agreement dated as of April 1, 1997 between ARS and Smith Barney, Inc., Goldman Sachs & Co.
                            and Montgomery Securities (Form S-4, Reg. No. 333-18623,
                            Ex. 4.9).
          *4.8           -- Indenture dated as of July 31, 1997 between ARS and U.S.
                            Trust Company of Texas, N.A., as Trustee, relating to the
                            Convertible Subordinated Debt Securities (the
                            "Convertible Debt Securities Indenture") (Form 10-Q for
                            the period ended June 30, 1997, File 1-11849, Ex. 4.11).
          *4.9           -- Amended and Restated Secured Revolving and Term Loan
                            Agreement dated July 2, 1998 among ARS, NationsBank, N.A.
                            and other parties designated therein. (Form 10-Q for
                            quarter ended June 30, 1998, Ex. 4.1).
           4.10          -- Form of Convertible Senior Subordinated Note, Series A,
                            issuable pursuant to the Convertible Debt Securities
                            Indenture. ARS and certain of its subsidiaries are
                            parties to certain debt instruments under which the total
                            amount of securities authorized does not exceed 10% of
                            the total assets of ARS and its subsidiaries on a
                            consolidated basis. Pursuant to paragraph 4(iii)(A) of
                            Item 601(b) of Regulation S-K, ARS agrees to furnish a
                            copy of such instruments to the Commission upon request.
        +*10.1           -- ARS 1996 Incentive Plan (Form S-1, Reg. No. 333-06195,
                            Ex. 10.1).
        +*10.2           -- Amendment to 1996 Incentive Plan. (Form 10-K for the year ended 1997, Ex. 10.2).
        +*10.3           -- ARS 1997 Employee Incentive Plan (Form S-8, Reg. No.
                            333-44913, Ex. 4.5).
        +*10.4           -- Amendment to 1997 Employee Incentive Plan. (Form 10-K for
                            the year ended 1997, Ex. 10.4).
        +*10.5           -- Employment Agreement dated as of November 1, 1995 between
                            ARS and Howard S. Hoover, Jr., as amended (Form S-1, Reg.
                            No. 333-06195, Ex. 10.2).
        +*10.6           -- Employment Agreement dated as of November 1, 1997 between
                            ARS and Thomas Amonett (Form S-4, No. 333-31815, Ex.
                            10.17). Ex. 10.3).
        +*10.7           -- Employment Agreement dated as of March 4, 1998 between
                            ARS and Harry O. Nicodemus, IV. (Form 10-K for the year
                            ended 1997, Ex. 10.8)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +*10.8           -- Employment Agreement dated as of March 6, 1996 between
                            ARS and John D. Held, as amended (Form S-1, Reg. No.
                            333-06195, Ex. 10.5).
        +*10.10          -- Employment Agreement dated as of April 15, 1996 between
                            ARS and Michael Mamaux (Form S-1, Reg. No. 333-06195, Ex.
                            10.7).
        +*10.11          -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Elliot Sokolow (Form S-1, Reg. No. 333-06195, Ex.
                            10.8).
         +10.12          -- Employment Agreement dated as of December 1, 1998 between
                            ARS and Ed Dunn.
         +10.13          -- Amendment to Employment Agreement dated as of December 1,
                            1998 between ARS and Teri Hardt.
         +10.14          -- Amended and Restated Employment Agreement dated as of
                            December 1, 1998 between ARS and Elliott Ettlinger.
        +*10.15          -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Gorden H. Timmons (Form S-1, Reg. No. 333-06195,
                            Ex. 10.10).
        +*10.16          -- Employment Agreement dated as of June 13, 1996 between
                            ARS and Frank N. Menditch (Form S-1, Reg. No. 333-06195,
                            Ex. 10.12).
        +*10.17          -- Form of Indemnification Agreement between ARS and each of its directors and executive officers (Form S-1, Reg. No.
                            333-06195, Ex. 10.15).
        +*10.18          -- Executive Supplemental Disability Plan of ARS (Form S-1,
                            Reg. No. 333-06195, Ex. 10.16).
        +*10.19          -- Executive Supplemental Life Insurance Plan of ARS (Form
                            S-1, Reg. No. 333-06195, Ex. 10.17).
        +*10.20          -- ARS Deferred Compensation Plan (Form S-1, Reg. No.
                            333-06195, Ex. 10.18).
         *10.21          -- Agreement and Plan of Reorganization dated as of November
                            13, 1998 by and among ARS, Beach Acquisition, LLC; T.A.
                            Beach Corp; and the Stockholders named therein (including
                            Standard Provisions for Business Combinations) (Form 8-K
                            dated November 25, 1998, Exs. 2.1 and 2.2).
         *10.22          -- Agreement and Plan of Merger dated as of March 22, 1999 by and among ARS, The ServiceMaster Company and SVM-M9
                            Acquisition Corporation (Form 8-K dated March 22, Ex.
                            2.1)
         *10.23          -- Amendment No. 1 to Rights Agreement dated as of March 22,
                            1999 between ARS and Chase Mellon Shareholder Services,
                            L.L.C. (Form 8-K dated March 22, Ex. 4.1)
         +10.24          -- Amendment No. 2 to ARS 1997 Employee Incentive Plan.
         +10.25          -- Amendment No. 2 to ARS 1996 Incentive Plan.
          10.26          -- First Amendment to Amended and Restated Loan Agreement
                            dated March 31, 1999 by and among ARS, NationsBank, N.A.
                            and the other parties designated therein.
          21.1           -- List of Subsidiaries.
          23.1           -- Consent of Arthur Andersen LLP.
          27.1           -- Financial Data Schedule.

---------------

* Incorporated by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.